Form 10-Q
period 2025-09-30
Heartflow, Inc.
filed 2025-11-12
CIK 1464521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the
registrant was required to submit such files).Yes ☒   No ☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for
complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
As of October 31, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was
85,158,719.

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

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements (unaudited)
Heartflow, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents ........................................................................................................	$291,167	$51,367
Accounts receivable, net .............................................................................................................	27,858	24,639
Restricted cash, current ..............................................................................................................	—	150
Prepaid expenses and other current assets ............................................................................	8,761	6,132
Total current assets ...............................................................................................................	327,786	82,288
Property and equipment, net ............................................................................................................	7,984	8,920
Operating lease right-of-use assets, net ........................................................................................	17,108	18,805
Restricted cash, non-current ............................................................................................................	4,475	4,325
Other non-current assets ..................................................................................................................	7,045	4,366
Total assets .............................................................................................................................	$364,398	$118,704

Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable .........................................................................................................................	$1,958	$2,870
Accrued expenses and other current liabilities ........................................................................	30,368	25,319
Operating lease liabilities, current .............................................................................................	5,523	5,416
Total current liabilities ............................................................................................................	37,849	33,605
Term loan .............................................................................................................................................	—	136,431
Common stock warrant liability ........................................................................................................	55,421	20,835
Operating lease liabilities, non-current ..........................................................................................	16,266	18,537
Other non-current liabilities ..............................................................................................................	294	214
Total liabilities .........................................................................................................................	109,830	209,622
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock issuable in series, $0.001 par value; none and 122,231,454 shares authorized, issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; aggregate liquidation value of none and $951,917 as of September 30, 2025 and December 31, 2024, respectively .......................................................	—	768,566
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 50,000,000 and no shares authorized as of September 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of September 30, 2025 and December 31, 2024 ..............................................................................	—	—
Common stock, $0.001 par value; 250,000,000 and 210,300,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 83,473,696 and 6,122,048 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively .........................................................................................................................................	83	6
Additional paid-in capital ...................................................................................................................	1,318,352	112,241
Accumulated other comprehensive loss ........................................................................................	(512)	(772)
Accumulated deficit ...........................................................................................................................	(1,063,355)	(970,959)
Total stockholders’ equity (deficit) .......................................................................................	254,568	(859,484)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit) .....................................................................................................................................	$364,398	$118,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartflow, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue .....................................................................................	$46,276	$32,934	$126,904	$90,831
Cost of revenue .........................................................................	10,861	7,997	30,770	22,632
Gross profit ...........................................................................	35,415	24,937	96,134	68,199
Operating expenses:
Research and development .................................................	17,297	11,863	46,253	31,238
Selling, general and administrative .....................................	33,217	28,003	96,197	82,125
Total operating expenses ...................................................	50,514	39,866	142,450	113,363
Loss from operations ..........................................................	(15,099)	(14,929)	(46,316)	(45,164)
Interest income ..........................................................................	1,725	820	2,903	3,474
Interest expense .......................................................................	(3,451)	(5,298)	(15,165)	(17,616)
Change in fair value of common stock warrant liability ......	(32,117)	(585)	(34,586)	(4,490)
Change in fair value of derivative liability ..............................	4,818	—	7,311	(222)
Loss on extinguishment of debt ..............................................	(6,360)	—	(6,360)	—
Other income (expense), net ..................................................	(341)	852	(94)	615
Loss before provision for income taxes ...........................	(50,825)	(19,140)	(92,307)	(63,403)
Provision for income taxes ......................................................	(30)	—	(89)	(48)
Net loss .................................................................................	$(50,855)	$(19,140)	$(92,396)	$(63,451)
Comprehensive loss:
Net loss ......................................................................................	$(50,855)	$(19,140)	$(92,396)	$(63,451)
Other comprehensive loss:
Foreign currency translation gain (loss) ................................	205	(405)	260	(504)
Total comprehensive loss ...................................................	$(50,650)	$(19,545)	$(92,136)	$(63,955)

Net loss per share, basic and diluted ....................................	$(1.04)	$(3.43)	$(4.47)	$(12.24)
Weighted-average shares used to compute net loss per share, basic and diluted ...........................................................	49,106,752	5,586,424	20,686,526	5,185,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartflow, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2024 ...................	122,231,454	$768,566	6,122,048	$6	$112,241	$(772)	$(970,959)	$(859,484)
Issuance of common stock upon exercise of stock options ..........................	—	—	130,813	—	578	—	—	578
Stock-based compensation expense .....	—	—	—	—	2,492	—	—	2,492
Foreign currency translation loss ............	—	—	—	—	—	(236)	—	(236)
Net loss .......................................................	—	—	—	—	—	—	(32,345)	(32,345)
Balance at March 31, 2025 ..........................	122,231,454	768,566	6,252,861	6	115,311	(1,008)	(1,003,304)	(888,995)
Issuance of common stock upon exercise of stock options ..........................	—	—	136,583	—	852	—	—	852
Stock-based compensation expense .....	—	—	—	—	2,253	—	—	2,253
Foreign currency translation gain ...........	—	—	—	—	—	291	—	291
Net loss .......................................................	—	—	—	—	—	—	(9,196)	(9,196)
Balance at June 30, 2025 .............................	122,231,454	768,566	6,389,444	6	118,416	(717)	(1,012,500)	(894,795)
Conversion of redeemable convertible preferred stock to common stock upon IPO ...............................................................	(122,231,454)	(768,566)	51,226,348	51	768,515			768,566
Issuance of common stock upon IPO, net of underwriting discounts, commissions and offering costs ..............			19,166,667	19	332,318			332,337
Conversion of convertible notes to common stock upon IPO, net .................			6,470,743	6	94,133			94,139
Issuance of common stock upon exercise of stock options ..........................	—	—	220,494	1	1,010	—	—	1,011
Stock-based compensation expense .....	—	—	—	—	3,960	—	—	3,960
Foreign currency translation gain ...........	—	—	—	—	—	205	—	205
Net loss .......................................................	—	—	—	—	—	—	(50,855)	(50,855)
Balance at September 30, 2025 .................	—	$—	83,473,696	$83	$1,318,352	$(512)	$(1,063,355)	$254,568

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2023 ...................	122,231,454	$768,566	4,940,925	$5	$97,465	$(501)	$(874,533)	$(777,564)
Issuance of common stock upon exercise of stock options ..........................	—	—	10,561	—	77	—	—	77
Stock-based compensation expense .....	—	—	—	—	2,723	—	—	2,723
Foreign currency translation gain ...........	—	—	—	—	—	1	—	1
Net loss .......................................................	—	—	—	—	—	—	(20,932)	(20,932)
Balance at March 31, 2024 ..........................	122,231,454	768,566	4,951,486	5	100,265	(500)	(895,465)	(795,695)
Issuance of common stock upon exercise of stock options ..........................	—	—	613,614	1	1,616	—	—	1,617
Stock-based compensation expense .....	—	—	—	—	2,640	—	—	2,640
Foreign currency translation loss ............	—	—	—	—	—	(100)	—	(100)
Net loss .......................................................	—	—	—	—	—	—	(23,379)	(23,379)
Balance at June 30, 2024 .............................	122,231,454	768,566	5,565,100	6	104,521	(600)	(918,844)	(814,917)
Issuance of common stock upon exercise of stock options ..........................	—	—	260,692	—	1,501	—	—	1,501
Stock-based compensation expense .....	—	—	—	—	2,336	—	—	2,336
Foreign currency translation loss ............	—	—	—	—	—	(405)	—	(405)
Net loss .......................................................	—	—	—	—	—	—	(19,140)	(19,140)
Balance at September 30, 2024 .................	122,231,454	$768,566	5,825,792	$6	$108,358	$(1,005)	$(937,984)	$(830,625)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartflow, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss ..........................................................................................................................................................................	$(92,396)	$(63,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization ............................................................................................................................	4,069	3,767
Stock-based compensation expense .................................................................................................................	8,705	7,699
Amortization of debt discount and debt issuance costs ..................................................................................	5,367	1,473
Amortization of right-of-use asset .......................................................................................................................	2,258	2,033
Change in fair value of common stock warrant liability ...................................................................................	34,586	4,490
Change in fair value of derivative liability ..........................................................................................................	(7,311)	222
Loss on extinguishment of debt ..........................................................................................................................	6,360	—
Non-cash interest charges ...................................................................................................................................	1,071	1,097
Change in allowance for credit losses ...............................................................................................................	(171)	—
Changes in assets and liabilities: .......................................................................................................................
Accounts receivable, net ...............................................................................................................................	(3,048)	(2,539)
Prepaid expenses and other current assets ...............................................................................................	(2,629)	(1,431)
Other non-current assets ...............................................................................................................................	(2,679)	(1,436)
Accounts payable ............................................................................................................................................	(919)	(1,600)
Accrued expenses and other current liabilities ..........................................................................................	5,955	(2,869)
Operating lease liabilities ...............................................................................................................................	(2,725)	(2,380)
Other non-current liabilities ...........................................................................................................................	80	(38)
Net cash used in operating activities .....................................................................................................	(43,427)	(54,963)
Cash flows from investing activities
Purchase of property and equipment .................................................................................................................	(3,126)	(4,025)
Net cash used in investing activities ....................................................................................................	(3,126)	(4,025)
Cash flows from financing activities
Proceeds from IPO, net of offering costs ..........................................................................................................	332,784	—
Proceeds from convertible notes offering, net of issuance costs ..................................................................	72,769	—
Proceeds from exercise of stock options ...........................................................................................................	2,441	3,195
Repayment of principal under term loan ...........................................................................................................	(115,137)	—
Payments of exit, prepayment penalty and lender fees ..................................................................................	(6,764)	(1,809)
Net cash provided by financing activities ............................................................................................	286,093	1,386
Effect of foreign exchange rates ...............................................................................................................................	260	(504)
Net increase (decrease) in cash, cash equivalents and restricted cash ......................................................	239,800	(58,106)
Balance, beginning of period ...............................................................................................................................	55,842	127,234
Balance, end of period .........................................................................................................................................	$295,642	$69,128
Supplemental disclosure of cash flow information:
Cash paid (refunded) for taxes ...........................................................................................................................	$89	$(72)
Cash paid for interest ...........................................................................................................................................	$8,573	$15,067
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable ..........................................................	$7	$59
Derecognition of derivative liability in connection with debt refinancing ......................................................	$—	$1,125
Right-of-use asset obtained in exchange for lease obligation .......................................................................	$561	$—
Conversion of redeemable convertible preferred stock to common stock upon IPO .................................	$768,566	$—
Conversion of convertible notes to common stock upon IPO ........................................................................	$94,139	$—
Conversion of term loan principal to convertible notes ...................................................................................	$23,000	$—
Issuance of convertible notes to certain employees in lieu of cash compensation ....................................	$1,353	$—
Reclassification of term loan debt discount to convertible notes debt discount ..........................................	$239	$—
Unpaid IPO offering costs included in accounts payable and accrued expenses and other current liabilities ..................................................................................................................................................................	$447	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartflow, Inc.
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
On July 17, 2025, HeartFlow Holding, Inc.’s stockholders and Board of Directors approved the consolidation of HeartFlow Holding, Inc. with and into HeartFlow, Inc., with HeartFlow, Inc. continuing as the surviving company. The previous holders of HeartFlow Holding, Inc.’s common stock and preferred securities became holders of HeartFlow, Inc.’s common stock and preferred securities based on a 1-to-1 conversion ratio, and the equity incentive plan, outstanding equity awards, outstanding warrants and certain other equity-related agreements of HeartFlow Holding, Inc. were assumed by HeartFlow, Inc. In connection with this consolidation, HeartFlow, Inc. changed its name to Heartflow, Inc. (the “Company”).
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
The Company’s headquarters is located in Mountain View, California, and the Company also has offices in Santa Rosa and San Francisco, California, Austin, Texas, and Tokyo, Japan.
The Company had the following wholly-owned subsidiaries as of September 30, 2025:

Entity Name	Country of Incorporation
HeartFlow Japan G.K. ..................................................	Japan
HeartFlow U.K. Ltd ........................................................	United Kingdom
HeartFlow Technology U.K. Limited ...........................	United Kingdom
Effective July 2024, HeartFlow International Sarl, a wholly-owned subsidiary in Switzerland, was dissolved.
Reverse Stock Split
On July 31, 2025, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to immediately effect a reverse stock split of the shares of the Company’s outstanding common stock at a ratio of 1.0-for-2.92 (the “Reverse Stock Split”). The number of authorized shares and par value per share were not adjusted as a result of the Reverse Stock
Split. All references to shares, options to purchase common stock, share amounts, per share amounts, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. The shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced, and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the conversion ratios for each series of the Company’s redeemable convertible preferred stock, which automatically

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
converted into shares of common stock upon the closing of the Company’s initial public offering (“IPO”) of common stock, were proportionally adjusted.
Initial Public Offering
On August 11, 2025, the Company completed its IPO of 19,166,667 shares of its common stock, which included an additional 2,500,000 shares of common stock purchased by the underwriters pursuant to their option to purchase additional shares, at a price to the public of $19.00 per share. The gross proceeds to the Company from the IPO were approximately $364.2 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company of $31.8 million. Immediately prior to the closing of the Company’s IPO, all of the outstanding shares of the Company’s redeemable convertible preferred stock converted into shares of the Company’s common stock. Additionally, upon the closing of the Company’s IPO, the aggregate outstanding principal balance under the 2025 Convertible
Notes (as defined in Note 2) automatically converted into shares of the Company’s common stock.
Liquidity
The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of approximately $1.1 billion and $971.0 million as of September 30, 2025 and December 31, 2024, respectively. The Company expects to incur losses for the foreseeable future.
Historically, the Company’s activities have been financed through sales of shares of redeemable convertible preferred stock, common stock and convertible promissory notes, borrowings under term loans and revenue received from customers.
As of September 30, 2025, the Company had $291.2 million in cash and cash equivalents.
Based on the Company’s current operating plan, the Company believes that the expected cash generated from revenue transactions with customers and its existing cash and cash equivalents will be sufficient to fund the Company’s planned operating expenses and capital expenditure requirements for at least the next 12 months from the date these condensed consolidated financial statements were available to be issued.
However, the Company may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses and may need to raise additional capital to fund operations, further research and development activities, or acquire, invest in, or license other businesses, assets, or technologies. The Company’s future capital needs will depend upon many factors, including the market’s acceptance of the Company’s products, the cost and pace of developing new products, and the costs of supporting sales growth.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the
Company’s consolidated financial position as of September 30, 2025, and the results of its operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. The condensed consolidated balance sheet at December 31,
2024, was derived from audited annual consolidated financial statements but does not contain all of the footnote disclosures from the annual financial statements. These interim financial results are not

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
necessarily indicative of results expected for the full fiscal year or for any subsequent interim period and should be read in conjunction with the annual consolidated financial statements included in the
Company’s registration statement on Form S-1 (File No. 333-288733), which became effective on August
7, 2025.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management used significant judgment when making estimates in the determination of the fair value of its common stock and stock options, deferred income tax valuation allowance, capitalized internal-use software, depreciation of property and equipment, allowance for credit losses, revenue recognition, valuation of operating lease right-of-use (“ROU”) assets and operating lease liabilities, and the fair value of convertible debt, common stock warrant liability and derivative liability.
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
The Company’s measure of segment profit or loss is consolidated net loss, which is used by the CODM to measure actual results versus expectations, set performance metrics, and develop the annual budget to achieve the Company’s long-term objectives. Significant segment expenses within consolidated net loss includes cost of revenue, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations and comprehensive loss. Other expense items that are presented on the condensed consolidated statements of operations include interest income, interest expense, changes in fair value of warrant liability, other income, net, and provision for income taxes.
The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment and includes a reconciliation to the consolidated net loss shown in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue ................................................................	$46,276	$32,934	$126,904	$90,831
Less(1):
Cost of revenue ...............................................	10,861	7,997	30,770	22,632
Research and development expenses:
Research and development .....................	10,260	6,986	27,582	19,107
Regulatory and clinical ..............................	7,037	4,877	18,671	12,131
Selling, general and administrative expenses:
Sales ............................................................	18,869	16,981	54,307	49,943
Marketing .....................................................	4,650	3,564	13,812	9,416
General and administrative .......................	9,698	7,458	28,078	22,766
Loss from operations ...........................................	(15,099)	(14,929)	(46,316)	(45,164)
Other income (expense), net(2) .....................	(35,726)	(4,211)	(45,991)	(18,239)
Provision for income taxes ............................	(30)	—	(89)	(48)
Segment net loss .................................................	$(50,855)	$(19,140)	(92,396)	$(63,451)

(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Other income (expense), net represents the consolidated amounts for interest income, interest expense, change in fair value of common stock warrant liability, change in fair value of derivative liability, loss on extinguishment of debt and other income (expense), net as shown on the condensed consolidated statements of operations and comprehensive loss.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash to the total shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2025	2024
Cash and cash equivalents ...............................................................................	$291,167	$64,661
Restricted cash ....................................................................................................	4,475	4,467
Total cash, cash equivalents and restricted cash ..........................................	$295,642	$69,128

As of September 30, 2025 and December 31, 2024, restricted cash represents deposits held as security in connection with the Company’s facility lease agreements.
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

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities and market interest rates, if applicable.
Management believes that the Company’s Term Loan (as defined in Note 8) and 2025 Convertible Notes
(as defined below in this Note 2) then outstanding bear interest at the prevailing market rates for instruments with similar characteristics; accordingly, the carrying value of these instruments approximated their fair value as of December 31, 2024. Fair value accounting is applied to the common stock warrant liability and derivative liability. No derivative liability was outstanding as of September 30, 2025 or
December 31, 2024.
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company maintains bank deposits in federally insured financial institutions, and these deposits may at times exceed federally insured limits. To date, the
Company has not experienced any losses on its cash deposits. The Company currently has full control of its cash and cash equivalents balance.
No single customer represented more than 10% of the Company’s revenue during the three and nine months ended September 30, 2025 and 2024.
No single customer represented more than 10% of the Company’s accounts receivable as of
September 30, 2025 and December 31, 2024.
Deferred Offering Costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of preferred stock or in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. As of September 30, 2025 and December 31, 2024, deferred offering costs of $0 and $413,000, respectively, were capitalized within other non-current assets in the condensed consolidated balance sheets. The deferred offering costs were reclassified as a reduction to equity as a result of the closing of the IPO in August 2025.

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Leases
At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time.
An ROU asset and corresponding lease liability are recorded on the condensed consolidated balance sheets based on the present value of lease payments over the lease term. An ROU asset represents the right to control the use of an identified asset over the lease term, and a lease liability represents the obligation to make lease payments arising from the lease. Leases with an initial term of 12 months or less are not recorded in the condensed consolidated balance sheets. The Company uses its incremental borrowing rate to determine the present value of lease payments, as the discount rate implicit in the lease is not readily available. The lease terms used to calculate the ROU asset and related lease liabilities include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company elected to account for contracts that contain lease and non-lease components as a single lease component. For the three and nine months ended September 30, 2025 and
2024, the Company’s only leases were for its facilities, which are classified as operating leases with lease expense recognized on a straight-line basis over the lease term. Variable lease costs, which primarily consist of common area maintenance, taxes, and utility charges, are expensed as incurred. The
Company does not have any finance leases.
Term Loan
Prior to its repayment in August 2025, the Term Loan (as defined in Note 8) was accounted for at amortized cost. Original debt issuance costs were deferred and presented as a reduction to the carrying value of the Term Loan. Debt discount and debt issuance costs were amortized using the effective interest method and recorded in interest expense within the condensed consolidated statements of operations and comprehensive loss. See Note 8 for information about the repayment of the 2024 Term Loan and termination of the 2024 Credit Agreement.
Upon repayment of the 2024 Term Loan, the remaining unamortized debt discount and debt issuance costs were recognized as a loss on extinguishment of debt within the condensed consolidated statements of operations and comprehensive loss.
2025 Convertible Notes
The Company issued convertible notes in January 2025 and March 2025 (the “2025 Convertible Notes”)
to various investors and certain employees (the “Requisite Holders”), which were accounted for at amortized cost. Debt issuance costs were deferred and presented as a reduction to the carrying value of the 2025 Convertible Notes prior to its conversion upon the IPO. The Company determined that certain features of the 2025 Convertible Notes contained embedded derivatives that provided the Requisite
Holders with multiple settlement alternatives, and the embedded features that qualified as derivatives were accounted for separately. Debt discount and debt issuance costs were amortized using the effective interest method and recorded to interest expense within the condensed consolidated statements of operations and comprehensive loss. The Company recognized the changes in fair value of the derivative liability as changes in fair value of derivative liability within the condensed consolidated statements of operations and comprehensive loss through the IPO date. Upon the closing of the Company’s IPO, the aggregate principal balance of the 2025 Convertible Notes of $98.3 million converted into 6,470,743 shares of common stock, and the derivative liability balance of $24.6 million and the remaining unamortized debt discount and debt issuance costs of $28.8 million were reclassified to additional paid-in capital. Refer to Note 9 and Note 13 for additional information.

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Common Stock Warrants
The Company’s warrants to purchase common stock that were issued in connection with the Term Loan are classified as a liability. The warrants are recorded at fair value upon issuance and are subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized as a change in fair value of common stock warrant within the condensed consolidated statements of operations and comprehensive loss. Refer to Note 12 and Note 18 for additional information.
Embedded Derivatives
Prior to its refinancing in June 2024, the Term Loan (as defined in Note 8) contained certain prepayment features, a default put option and default interest adjustment features that were determined to be embedded derivatives requiring bifurcation and separate accounting as a single compound derivative, as discussed in Note 13. The impact of bifurcation of the embedded derivative on the date of issuance was reflected as a debt discount. The fair value of the derivative liability related to the Company’s Term Loan, as discussed in Note 8, was estimated using a scenario-based analysis comparing the probability-
weighted present value of the Term Loan payoff at maturity with and without the bifurcated features. This method isolates the value of the embedded derivative by measuring the difference in the host contract’s value with and without the isolated features. The resulting cash flows are discounted at the Company’s borrowing rate, as adjusted for fluctuations in the market interest rate from the inception of the Company’s comparative borrowings to the reporting date, to measure the fair value of the embedded derivative. Until its derecognition in June 2024, the derivative liability was remeasured to fair value at each reporting period, and the related change was reflected as change in fair value of derivative liability on the condensed consolidated statements of operations and comprehensive loss.
Prior to their conversion upon the IPO, the 2025 Convertible Notes contained certain settlement features and default put options that were determined to be embedded derivatives requiring bifurcation and separate accounting as a single compound derivative, as discussed in Note 13. The impact of the bifurcation of the embedded derivatives on the date of issuances in January and March 2025 was reflected as a debt discount. The fair value of the derivative liability related to the Company’s 2025
Convertible Notes, as discussed in Note 9, were estimated using a scenario-based analysis comparing the probability-weighted present value of the 2025 Convertible Notes with and without the bifurcated features. This method isolates the value of the embedded derivatives by measuring the difference in the host contract’s value with and without the isolated features. To measure the fair value of the embedded derivatives, the resulting cash flows were discounted using appropriate discount rates that reflect the overall implied risk of the instruments based on their purchase prices and adjusted for fluctuations in the market and Company interest rates when necessary. Prior to the Company’s IPO, the derivative liability was remeasured to fair value at each reporting period and the related change was reflected as a change in fair value of derivative liability on the condensed consolidated statements of operations and comprehensive loss until the conversion of the 2025 Convertible Notes in connection with the IPO in
August 2025.
Redeemable Convertible Preferred Stock
Prior to its IPO, the Company recorded redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs, which was classified outside of stockholders’ equity (deficit) because the preferred shares were contingently redeemable upon the occurrence of an event that is outside of the
Company’s control. Upon the closing of the Company's IPO, all shares of convertible preferred stock then outstanding automatically converted into an aggregate of 51,226,348 shares of common stock. Refer to
Note 10 for additional information.

Heartflow, Inc.
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
The transaction price consists of fixed consideration and variable consideration related to utilization and volume rebates for reimbursement claims from government and commercial payors which are known and determinable based on the number of analyses delivered within each quarterly period. The transaction price (inclusive of both fixed consideration and variable consideration that is not constrained) is recognized as revenue when control transfers. The Company uses a portfolio approach to estimate variable consideration using the expected value method.
Unbilled Receivables
Unbilled receivables generally represent revenue in which the Company has satisfied its performance obligation prior to invoicing. The Company records unbilled receivables within accounts receivable, net on the condensed consolidated balance sheets, based on the Company’s unconditional right to payment at the end of the applicable period.
Contract Costs
Costs associated with product revenue include a flat rate commission per analysis and new customer site commissions as well as implementation and onboarding costs. The Company capitalizes new customer site commissions and certain contract fulfillment costs, which include implementation and onboarding costs that are considered to be incremental to the acquisition of new customer contracts. Capitalized contract fulfillment costs are amortized over an estimated period of benefit of two years and capitalized new site commission costs are amortized over an estimated period of benefit of three years. The estimated period of benefit is determined by evaluating average customer life, the nature of the related

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
benefit, and the specific facts and circumstances of the arrangements. The Company evaluates these assumptions at least annually and periodically reviews whether events or changes in circumstances have occurred that could impact the period of benefit.
The Company expenses flat rate commissions when incurred as commensurate with its usage-driven fee revenue recognition and amortizes capitalized new customer site commissions to selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
The Company amortizes capitalized contract fulfillment costs to cost of revenue in the condensed consolidated statements of operations and comprehensive loss. Short-term capitalized contract costs are included in prepaid expenses and other current assets, and the long-term portion is included in other non-
current assets in the condensed consolidated balance sheets.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied. It includes contract liabilities and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. The customer is considered not committed when they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient, the Company has not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
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
Stock-Based Compensation
The Company accounts for share-based payments at fair value. The grant date fair value of options granted is measured using the Black-Scholes option pricing model. Option awards vest based on the satisfaction of a service requirement, and stock-based compensation expense is recorded on a straight-
line basis over the applicable service period, which is generally four years. For performance-based stock options, the Company will assess the probability of performance conditions being achieved in each reporting period. The amount of stock-based compensation expense recognized in any one period related to performance-based stock options can vary based on the achievement or anticipated achievement of the performance conditions. Forfeitures are recognized in the period in which the forfeiture occurs.

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company accounts for stock-based compensation for restricted stock units at their fair value, based on the closing market price of the Company’s common stock on the date of grant. These costs are recognized on a straight-line basis over the requisite service period, which is usually the vesting period.
The Company accounts for stock-based compensation for its employee stock purchase plan based on the estimated fair value of the options on the date of grant. The Company estimates the grant date fair value using the Black-Scholes option pricing model for each purchase period. These costs are recognized on a straight-line basis over the offering period.
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the local currency except for HeartFlow
International Sarl, which was the U.S. Dollar. For all non-functional currency balances, the remeasurement of such balances to the functional currency results in either a foreign exchange transaction gain or loss, which is recorded within other income, net within the condensed consolidated statements of operations and comprehensive loss. The Company recognized foreign exchange transaction loss of $(342,000) and $(587,000) during the three months ended September 30, 2025 and
2024, respectively, and $(95,000) and $(782,000) during the nine months ended September 30, 2025 and
2024, respectively. The Company recognized $205,000 and $(405,000) during the three months ended
September 30, 2025 and 2024, respectively, and $260,000 and $(504,000) during the nine months ended
September 30, 2025 and 2024, respectively, of foreign currency translation gain (loss) in the statements of comprehensive loss related to foreign subsidiaries which have local functional currencies.
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

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
purposes of the diluted net loss per share calculation, the redeemable convertible preferred stock, common stock warrants and stock options are considered to be potentially dilutive securities.
Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock and common stock subject to repurchase are considered participating securities. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. Diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss position during the three and nine months ended September 30, 2025 and 2024.
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

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use
Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40 by removing all references to project development stages and provides new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met to begin capitalizing software costs. This ASU is effective for fiscal years beginning after December 15, 2027 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU may be applied on a prospective, retrospective or modified prospective basis. The Company is currently evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.
3. Revenue and Contract Balances
Disaggregation of Revenue
The following table summarizes total revenue from customers by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States ...............................................................	$42,946	$30,170	$117,230	$82,970
United Kingdom ...........................................................	1,519	1,301	4,533	3,802
Japan.............................................................................	1,462	1,109	4,183	3,100
Rest of Europe .............................................................	349	354	958	959
Total revenue ...............................................................	$46,276	$32,934	$126,904	$90,831

Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer.
Contract Balances
Unbilled receivables included within accounts receivable on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 was $224,000 and $574,000, respectively.
The following table provides the breakdown of capitalized contract costs on the condensed consolidated balance sheets (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2025	2024
Balance at beginning of period ..........................................................	$6,154	$2,941
Contract costs capitalized ..................................................................	7,188	6,952
Contract costs amortized ....................................................................	(4,207)	(3,739)
Balance at end of period .....................................................................	$9,135	$6,154

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table provides the breakdown of contract liabilities included within accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2025	2024
Balance at beginning of period ..........................................................	$182	$498
Contract liabilities added ....................................................................	42	—
Contract liabilities recognized as revenue .......................................	(75)	(316)
Balance at end of period .....................................................................	$149	$182

4. Fair Value Measurement
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds included in cash and cash equivalents ...............................................	$262,997	$—	$—	$262,997
Total ....................................................................	$262,997	$—	$—	$262,997
Liabilities
Common stock warrant liability ......................	$—	$—	$55,421	$55,421
Total ....................................................................	$—	$—	$55,421	$55,421

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds included in cash and cash equivalents ...............................................	$36,882	$—	$—	$36,882
Total ....................................................................	$36,882	$—	$—	$36,882
Liabilities
Common stock warrant liability ......................	$—	$—	$20,835	$20,835
Total ....................................................................	$—	$—	$20,835	$20,835

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present a reconciliation of the Company’s financial liabilities measured at fair value as of September 30, 2025 and December 31, 2024 using significant unobservable inputs (Level 3) and the change in fair value (in thousands):

Common Stock Warrant Liability
Fair value as of January 1, 2024 .....................................................................................................	$4,440
Change in fair value ...........................................................................................................................	16,395
Fair value as of December 31, 2024 ...............................................................................................	20,835
Change in fair value ...........................................................................................................................	34,586
Fair value as of September 30, 2025 ..............................................................................................	$55,421

In determining the fair value of the common stock warrant liability, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 12).

Term Loan Derivative Liability
Fair value as of January 1, 2024 .....................................................................................................	$903
Change in fair value ...........................................................................................................................	222
Derecognition in connection with debt refinancing .......................................................................	(1,125)
Fair value as of December 31, 2024 ...............................................................................................	$—

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
derivative features to estimate their combined fair value. The debt instrument is carried at amortized cost, which approximates its fair value.

2025 Convertible Notes Derivative Liability
Fair value as of January 1, 2025 ....................................................................................	$—
Recognition in connection with convertible notes offering ..........................................	31,900
Change in fair value ..........................................................................................................	(7,311)
Derecognition upon conversion into common stock upon IPO ..................................	(24,589)
Fair value as of September 30, 2025 .............................................................................	$—

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

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Balance Sheet Components
Allowance for Credit Losses
The following table presents a reconciliation of the allowance for credit losses (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2025	2024
Balance at beginning of period .........................................................	$814	$1,058
Additions ..............................................................................................	—	—
Write-offs ..............................................................................................	(171)	(244)
Balance at end of period ...................................................................	$643	$814

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid expenses ...............................................................................	$5,372	$3,017
Contract costs, current .......................................................................	2,453	2,453
Other .....................................................................................................	936	662
Total prepaid expenses and other current assets ........................	$8,761	$6,132

Property and equipment, net
Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Property and equipment at cost:
Computer equipment and software .................................................	$4,503	$4,489
Furniture, fixtures and equipment ....................................................	1,578	1,233
Capitalized internal-use software .....................................................	55,104	52,606
Leasehold improvements ..................................................................	2,145	2,057
Construction in progress ...................................................................	215	27
Total property and equipment ......................................................	63,545	60,412
Less: Accumulated depreciation and amortization ........................	(55,561)	(51,492)
Property and equipment, net ...........................................................	$7,984	$8,920

The Company capitalized certain internal-use software costs totaling $971,000 and $1.3 million, including stock-based compensation of $6,000 and $121,000, related to internal-use software development efforts, during the three months ended September 30, 2025 and 2024, respectively, and $2.5 million and $2.1 million, including stock-based compensation of $17,000 and $198,000, during the nine months ended
September 30, 2025 and 2024, respectively. Amortization of capitalized internal-use software totaled
$951,000 and $761,000 for the three months ended September 30, 2025 and 2024, respectively, and
$3.0 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Depreciation and amortization expense related to property and equipment, excluding capitalized internal-
use software, was $352,000 and $413,000 for three months ended September 30, 2025 and 2024, respectively, and $1.1 million and $885,000 for the nine months ended September 30, 2025 and 2024, respectively.
Other Non-Current Assets
Other non-current assets are comprised of the following (in thousands):

	September 30,	December 31,
	2025	2024
Contract costs, net .............................................................................	$6,681	$3,701
Deferred offering costs ......................................................................	—	413
Other .....................................................................................................	364	252
Total other non-current assets .........................................................	$7,045	$4,366

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued payroll and related expenses ............................................	$23,057	$18,206
Customer contract and rebate liabilities ..........................................	520	1,041
Accrued royalty ...................................................................................	1,015	736
Accrued professional fees .................................................................	2,274	1,672
Accrued clinical trial expenses .........................................................	962	1,215
Other .....................................................................................................	2,540	2,449
Total accrued expenses and other current liabilities ....................	$30,368	$25,319

6. Leases
The Company leases office space in Mountain View, California, San Francisco, California (Refer to Note
18), Santa Rosa, California, Austin, Texas, and Tokyo, Japan.
Mountain View, California
In August 2021, the Company entered into a facility lease agreement with MV Campus Owner, LLC (the
“Landlord”) for approximately 61,000 rentable square feet in Mountain View, California through August
2030. In connection with the lease, the Company established a standby letter of credit for the benefit of the Landlord in the amount of $4.3 million in August 2021, which is classified as non-current restricted cash on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.
Santa Rosa, California
In October 2024, the Company entered into an agreement to sublease approximately 4,000 rentable square feet of office space in Santa Rosa, California for 29 months commencing on November 1, 2024. In connection with this sublease, the Company paid a security deposit of $8,000 and recorded an ROU asset and lease liability of $169,000.

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Austin, Texas
In January 2023, the Company amended its facility lease agreement in Austin, Texas, which provided for approximately 26,000 square feet of space, to extend the original lease term which expired in November
2023 with a five-year renewal option to December 2025 with no renewal option. In September 2025, the
Company amended the lease for its Austin, Texas facility to extend the lease term an additional 12 months through December 2026 and recorded an ROU asset and lease liability of $561,000 in connection with the lease extension. A security deposit of $150,000 was recorded as non-current restricted cash as of
September 30, 2025 and as current restricted cash as of December 31, 2024, on the condensed consolidated balance sheets related to this lease.
Tokyo, Japan
The Company has one non-cancellable operating lease for its facility in Tokyo, Japan, which was set to expire in November 2024. In April 2024, the Company entered into an agreement to extend the lease for an additional three years through November 2027. In connection with the new lease agreement, the
Company recorded an ROU asset and lease liability of $420,000.
Operating lease cost consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost .........................................	$1,266	$1,223	$3,784	$3,664
Variable lease cost ............................................	360	362	1,016	1,125
Total lease cost ..................................................	$1,626	$1,585	$4,800	$4,789

Cash paid for amounts included in the measurement of operating lease liabilities was $1.4 million and
$1.4 million during the three months ended September 30, 2025 and 2024, respectively, and $4.2 million and $4.0 million, during the nine months ended September 30, 2025 and 2024, respectively.
The following table summarizes the maturities of the aggregate lease payments under the Company’s operating lease liabilities as of September 30, 2025 (in thousands):

September 30,
2025
Operating Leases:
2025 ................................................................................................................................................	$1,458
2026 ................................................................................................................................................	5,799
2027	5,186
2028 ................................................................................................................................................	5,155
2029 ................................................................................................................................................	5,309
Thereafter .......................................................................................................................................	3,646
Total minimum lease payments ..................................................................................................	26,553
Less: Amount of lease payments representing interest .....................................................	4,764
Present value of future minimum lease payments ..................................................................	$21,789
Less: current portion ................................................................................................................	5,523
Operating lease liabilities, net of current portion ......................................................................	$16,266

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted-average data):

	September 30,	December 31,
	2025	2024
Right-of-use assets .................................................................................	$17,108	$18,805
Weighted-average remaining lease term (years) ...............................	4.7	5.5
Weighted-average discount rate ...........................................................	9.1%	9.0%

7. Commitments and Contingencies
Royalty Commitments
The Company has entered into various exclusive technology licensing agreements and other software licensing agreements. The terms of the agreements require the Company to make annual royalty payments in fixed amounts as well as certain milestone and revenue-based payments. The revenue-
based royalty percentage is in the low single digits, subject to reductions and offsets in certain circumstances with a minimum royalty commitment of $50,000 annually. Future minimum royalty commitments due under the terms of these exclusive agreements as of September 30, 2025 are as follows (in thousands):

September 30,
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

The Company incurred royalty expense of $586,000 and $428,000 for the three months ended
September 30, 2025 and 2024, respectively, and $1.5 million and $1.2 million for the nine months ended
September 30, 2025 and 2024, respectively.
Purchase Commitments
Open purchase commitments consist of agreements to purchase goods and services that are entered into in the ordinary course of business. These amounts were not recorded as liabilities on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 as the Company had not
yet received the related goods or services. As of September 30, 2025, the Company had estimated open purchase commitments for goods and services of $4.5 million over the next three years.
Contingencies
The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. The Company may pursue or be subject to litigation and other legal actions from time to time arising in the ordinary course of business, including intellectual property, products liability, breach of contract, commercial, employment, and other similar claims which could have an adverse impact on its reputation, business and financial condition and divert the attention of its management from the operation of its business. The Company discloses

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
information regarding each material claim where the likelihood of a loss contingency is probable or reasonable possible and accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosures as of September 30, 2025 and December 31, 2024.
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

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Term Loan
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
Prepayment Terms and Other Fees
Any prepayment or repayment of the principal balance of the 2024 Term Loan was subject to an exit fee.
The Company accreted the exit fee over the loan term using the effective interest method. Under the
2024 Term Loan, the Company had the option to prepay the 2024 Term Loan subject to a prepayment fee of 1.5% for prepayments after the second anniversary but on or prior to the third anniversary of the 2024
Term Loan and a prepayment fee of 3% for prepayments thereafter. The 2024 Credit Agreement required the Company to repay the loan in full immediately upon the occurrence of a change in control. In addition, immediately upon the consummation of an IPO or SPAC transaction, as defined in the terms of the 2024
Credit Agreement, the Company was required to repay the 2024 Term Loan in an amount equal to the lesser of (i) the net cash proceeds of such IPO or SPAC transaction in excess of $150.0 million and (ii)
$35.0 million. In connection with Amendment No.1 to the 2024 Term Loan in January 2025, the amount immediately payable upon the consummation of an IPO or SPAC transaction, as defined in the terms of the 2024 Credit Agreement, was amended where repayment of the 2024 Term Loan was required to be at an amount equal to the lesser of (i) the net cash proceeds of such IPO or SPAC transaction in excess of
$150.0 million and (ii) $50.0 million (or $55.0 million if the underwriters exercised any portion of their option to purchase additional shares).
On June 14, 2024, concurrently with entering the 2024 Credit Agreement, the Company signed a fee letter agreement with Hayfin under which the Company agreed to pay $9.2 million in fees to Hayfin, which consisted of a 3% exit fee and a 3% early prepayment fee due under the 2021 Credit Agreement in the amount of $8.3 million payable in sixteen equal quarterly installments of approximately $518,000 through
March 31, 2028, agent fees of $150,000, due in annual installments of $30,000 through March 31, 2028 and an upfront fee of $721,000. The Company paid the $721,000 upfront fee and $30,000 agent fee upon the closing of the 2024 Term Loan. The exit fee and early prepayment fee was required to be repaid in full immediately upon the occurrence of a financing event, including, but not limited to, any IPO, SPAC transaction, or issuance of convertible notes or equity. The exit fee and early prepayment fee remaining under the original terms of the 2024 Term Loan, which were immediately due and payable upon issuance of the 2025 Convertible Notes, was amended in January 2025 to be immediately due and payable upon the next occurrence of a financing event and was fully repaid on August 18, 2025 upon completion of the
Company’s IPO as described above.
On August 18, 2025, the Company repaid $55.0 million of indebtedness outstanding under the 2024
Credit Agreement for which it was obligated in connection with the completion of the Company’s IPO and approximately $5.8 million in fees consisting of a 3% exit fee and a 3% early prepayment fee due under the 2021 Credit Agreement, as amended.

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
On August 22, 2025, the Company prepaid in full all outstanding amounts under, and terminated, the
2024 Credit Agreement, in the aggregate principal amount of $60.1 million plus accrued interest of $1.0 million. The Company did not incur exit or prepayment fees in connection with the termination of the 2024
Credit Agreement.
Interest
During its term, the 2024 Term Loan bore interest at a floating per annum rate in an amount equal to the sum of (i) 7.0% (or 6.0% if the alternative base rate (“ABR”) is in effect) plus (ii) the greater of (x) the forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) for a respective tenor (or the alternative base rate, if applicable), and (y) 2.0%. The ABR equals the sum of (i) 6.0% plus
(ii) the greater of (1) the Wall Street Journal Prime Rate, plus 0.5%, (2) the Federal Reserve Bank of New
York rate plus 0.5% or (3) CBA Term SOFR for one month tenor plus 1.0%. The Company had the option to pay interest in-kind at the rate equal to the cash interest rate plus 1.0%.
Debt Issuance Costs and Debt Discount
Debt issuance costs include third-party costs incurred in connection with the original Credit Agreement.
Debt discount includes fees paid to the lender, warrants issued to the lender and the embedded derivative liability as described below.
Prior to the refinancing of the 2021 Credit Agreement with the 2024 Term Loan (the “2024 Term Loan
Refinancing”), certain prepayment features of the Term Loan, default put option and default interest adjustment features were determined to be embedded derivatives requiring bifurcation and separate accounting for at fair value as a single compound derivative. The fair value of the derivative liability was
$2.1 million, as of the issuance date in January 2021, and was remeasured to fair value at each reporting period. In connection with the 2024 Term Loan Refinancing, the associated current fair value of the derivative liability of $1.1 million was remeasured at the date of refinancing and was derecognized and recorded as a debt discount to the 2024 Term Loan. Refer to Note 13 for additional information.
In connection with the conversion of $23.0 million of principal under the 2024 Term Loan to 2025
Convertible Notes under Amendment No.1 to the 2024 Credit Agreement in January 2025, $239,000 of
pro-rata debt discount under the 2024 Term Loan was reclassified as a debt discount under the 2025
Convertible Notes.
Prior to the term loan repayment in August 2025, the debt issuance costs and debt discount were classified as an offset to the Term Loan on the condensed consolidated balance sheets, and was accreted over the loan term using the effective interest method.
Debt Components
The components of the Term Loan are as follows (in thousands):

December 31,
2024
Principal value of Term Loan ..................................................................................................	$138,137
Accreted exit fee .......................................................................................................................	567
Debt discount ............................................................................................................................	(2,095)
Debt issuance costs .................................................................................................................	(178)
Total Term Loan .......................................................................................................................	$136,431

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Convertible Notes
2025 Convertible Notes
In January and March 2025, the Company issued convertible promissory notes to Requisite Holders in the aggregate amount of $98.3 million, which was comprised of $74.0 million in principal amount of notes issued for cash consideration, $1.3 million in principal amount of notes issued in lieu of cash compensation to certain employees and $23.0 million in principal amount of notes issued from the conversion of principal under the 2024 Term Loan. Net cash proceeds was $72.8 million after deducting
$1.2 million of debt issuance costs.
Prior to its conversion upon the Company’s IPO, the 2025 Convertible Notes were due and payable in full
48 months from the issue date and did not accrue interest for one year following the date of issuance.
Upon completion of the Company’s IPO in August 2025, the 2025 Convertible Notes automatically converted into 6,470,743 shares of the Company’s common stock at $15.20 per share, which was a 20%
discount to the IPO price.
Prior to its conversion upon the Company’s IPO, the 2025 Convertible Notes contained embedded derivative features, including conversion upon a change in control and automatic conversion upon completion of a qualified IPO, that were required to be bifurcated and accounted for separately as a single derivative instrument. The issuance date estimated fair values of the derivative liability was $11.1 million and $20.8 million in January and March 2025, respectively, which was accounted for as a debt discount.
See Note 13 for additional information. The debt issuance costs and debt discount were classified as an offset to the 2025 Convertible Notes on the condensed consolidated balance sheets, and were accreted over the loan term using the effective interest method. Upon the closing of the Company’s IPO, the remaining unamortized debt discount and debt issuance costs of $28.8 million were reclassified to additional paid-in capital.
10. Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock consisted of the following as of December 31, 2024 (in thousands, except share amounts):

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

Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into
51,226,348 shares of common stock. Shares of Series A, Series B-1, Series B-2, Series C, Series D,
Series E, Series F and Series F-1 outstanding redeemable convertible preferred stock converted into shares of common stock on a 0.342466:1, 0.403088:1, 0.403088:1, 0.576386:1, 0.646673:1, 0.695098:1,

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
0.342466:1, and 0.342466:1 basis, as adjusted for the Reverse Stock Split, respectively. As of September
30, 2025, the Company does not have any convertible preferred stock issued or outstanding.
11. Stockholders’ Equity
Preferred Stock
At September 30, 2025, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 50,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.
Common Stock
At September 30, 2025, under the Company’s Amended and Restated Certificate of Incorporation, the
Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which
83,473,696 shares were issued and outstanding. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors.
As of September 30, 2025, no dividends have been declared to date. Each share of common stock is entitled to one vote.
Common stock reserved for future issuance, on an as-converted basis, consisted of the following:

	September 30,	December 31,
	2025	2024
Redeemable convertible preferred stock ................................................	—	51,226,348
Options to purchase common stock .........................................................	10,006,820	8,537,203
Restricted stock units .................................................................................	813,283	—
Shares reserved for issuance under the Company’s equity plans ......	15,639,547	370,902
Common stock warrants ............................................................................	1,647,667	1,647,667
Total ..............................................................................................................	28,107,317	61,782,120

12. Common Stock Warrant Liability
On January 19, 2021, in connection with entering into the Credit Agreement, the Company issued Hayfin a warrant to purchase 108,154 shares of common stock at an exercise price of $0.03 per share. On
March 17, 2022, upon amendment to the Credit Agreement, the Company issued Hayfin a warrant to purchase 77,253 shares of common stock at an exercise price of $0.03 per share. On March 3, 2023, upon Amendment No. 4 to the Credit Agreement and as a result of antidilution adjustment provisions in connection with the Series F redeemable convertible preferred stock financing, the Company issued
Hayfin a warrant to purchase 1,462,260 shares of common stock at an exercise price of $0.03 per share
(collectively, the “Warrants”). As of September 30, 2025 and December 31, 2024, all warrants remained outstanding.
The Warrants have a net exercise provision under which their holders may, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Company’s stock at the time of exercise of the Warrants after deduction of the aggregate exercise price. The Warrants also have customary antidilution protection provisions. The Warrants are scheduled to terminate on the ten-year anniversary of the issuance date, however, the Warrants are scheduled to automatically net exercise immediately prior to termination if the fair market value of one share of common stock exceeds the then current exercise price per share of common stock. In connection with certain change of control transactions, which include SPAC combinations, mergers, consolidations and the sale or lease of substantially all of the assets of the Company, the Warrants automatically net exercise if the fair market value of one share of common stock exceeds the then current

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
exercise price per share of common stock. The Warrants do not automatically net exercise in connection with an IPO.
The aggregate fair value of the Warrants issued in connection with the 2021 Credit Agreement and the amended 2021 Credit Agreement was $4.3 million and $3.5 million, respectively, at issuance and was recognized as a debt discount and recorded as a warrant liability.
The warrant liabilities were remeasured to fair value, resulting in a loss of $32.1 million and $585,000 during the three months ended September 30, 2025 and 2024, respectively, and a loss of $34.6 million and $4.5 million during the nine months ended September 30, 2025 and 2024, respectively, within the condensed consolidated statements of operations and comprehensive loss.
At September 30, 2025 and December 31, 2024, the fair value of the common stock warrant liability was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	September 30,	December 31,
	2025	2024
Stock price ...............................................................................................	$33.66	$12.68
Exercise price ..........................................................................................	$0.03	$0.03
Contractual term (in years) ...................................................................	5.8	6.6
Expected volatility ...................................................................................	55.7%	72.1%
Weighted-average risk-free interest rate ............................................	3.80%	4.44%
Dividend yield ..........................................................................................	0%	0%

See Note 18 for information about the common stock warrant exercise.
13. Derivative Liability
Term Loan
Prior to the 2024 Term Loan Refinancing in June 2024, the Term Loan contained certain prepayment features, default put option and default interest adjustment features that were determined to be embedded derivatives requiring bifurcation and separate accounting as a single compound derivative, as discussed in Note 8. The fair value of the derivative liability was recorded at the issuance date as debt discounts and reductions to the carrying value of long-term debt on the condensed consolidated balance sheets. The derivative liability is remeasured to fair value at each reporting period, and the related changes in fair value are recorded on the condensed consolidated statements of operations and comprehensive loss. Through the time of the 2024 Term Loan Refinancing in June 2024, the Company
continued to adjust the derivative liability for changes in fair value of the Term Loan.
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

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

The issuance date estimated fair values of the derivative liability was $11.1 million and $20.8 million in
January and March 2025, respectively, which were recorded as debt discounts. The derivative liability was remeasured to fair value at the end of each reporting period and through the date of its conversion to common stock upon the Company’s IPO, resulting in a gain of $4.8 million and $7.3 million for the three and nine months ended September 30, 2025, respectively, within the condensed consolidated statements of operations and comprehensive loss. The aggregate estimated fair value of the derivative liability at the time of conversion was $24.6 million, based on the 20% discount from the IPO price, which was reclassified to additional paid-in capital.
14. Stock-Based Compensation Plans
In 2009, the Company adopted its 2009 Equity Incentive Plan which provided for the grant of stock options to the Company’s employees, members of the Board of Directors and consultants. Effective upon the Company’s IPO in August 2025, the Company’s Board of Directors approved the termination of the
2009 Equity Incentive Plan and the adoption of the 2025 Performance Incentive Plan (“2025 Plan”).
Options granted under the 2025 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to employees. NSOs, Stock Appreciation Rights, Restricted
Stock, and Restricted Stock Units (“RSUs”) may be granted to employees, members of the Board of
Directors and consultants. A total of 17,189,139 shares of common stock were initially reserved for issuance pursuant to the 2025 Plan. In addition, the shares reserved for issuance under the 2025 Plan will also include shares reserved but not issued under the 2009 Equity Incentive Plan, plus any share awards granted under the 2009 Equity Incentive Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2025 Plan will also include an annual increase on the first day of each fiscal year beginning in fiscal 2026, equal to or greater than (i) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year less any Board of Directors-approved increase(s)
during the preceding fiscal year; or (ii) an amount as determined by the Board of Directors.
Options under the 2009 Equity Incentive Plan and 2025 Plan have a term of ten years from the grant date. The option exercise price will be determined by the Board of Directors, but will be no less than
100% of the fair market value per share on the date of grant. In addition, in the case of an ISO granted to an employee who owns stock representing more than 10% of the voting power of all classes of stock of the Company, the per share exercise price will be no less than 110% of the fair market value per share on the date of grant. Through September 30, 2025 and December 31, 2024, options granted generally vest over (i) four years with 25% vesting on the first anniversary of the issuance date and 1/48th per month thereafter or (ii) vesting monthly in equal installments over four years.

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock option activity under the Company’s 2009 Equity Incentive Plan and 2025 Plan is set forth below (in thousands, except share and per share amounts):

	Number of Options	Awards Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2024 .............................	8,537,210	$4.72	7.96	$68,256
Options granted .......................................................	2,317,260	$17.79
Options exercised ....................................................	(487,890)	$4.98
Options canceled .....................................................	(359,760)	$6.24
Balance at September 30, 2025 ............................	10,006,820	$7.68	8.01	$260,007
Vested and exercisable, September 30, 2025 ....	3,892,199	$5.24	6.70	$110,604
Vested and expected to vest, September 30, 2025 .......................................................................	10,006,820	$7.68	8.01	$260,007

The weighted-average grant date fair value of options granted during the three and nine months ended
September 30, 2025 was $10.84 and $10.12 per share, respectively.
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money at each reporting period. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2025 was $4.8 million and $6.9 million, respectively.
Restricted Stock Units
In August 2025, the Company began granting RSUs under the 2025 Plan. RSUs generally vest over four years in equal quarterly increments. The fair value of RSUs is based on the Company’s closing stock price on the date of grant. A summary of RSUs activity is set forth below:

	Number of Restricted Stock Units	Awards Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024 .......................................................	—	$—
Awards granted .....................................................................................	822,386	$19.14
Awards vested ......................................................................................	—	—
Awards canceled ..................................................................................	(9,103)	$19.00
Unvested at September 30, 2025 ......................................................	813,283	$19.14

2025 Employee Stock Purchase Plan
In August 2025, the Company’s Board of Directors adopted the 2025 Employee Stock Purchase Plan
(“2025 ESPP”) to be effective upon the Company’s IPO, under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 1,233,964 shares of common stock are reserved for issuance and will be increased on the first day of each fiscal year, beginning in
2026, by an amount equal to the lesser of (i) 1.0% of the issued and outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) an amount as determined by the Board of Directors. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2025
ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”).

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock-Based Compensation
The Company estimated the fair value of stock options using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected life (in years) ........................	6.0	5.6	6.0	5.6
Expected volatility .................................	56.6%-57.9%	54.5%-54.6%	55.0%-57.9%	53.7%-54.6%
Risk-free interest rate ...........................	3.7%-3.9%	3.5%	3.7%-4.2%	3.5%-4.4%
Dividend yield ........................................	–%	–%	–%	–%

The Company estimated the fair value of the shares to be issued under the Company’s 2025 ESPP using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Expected life (in years) .............................................................	0.6	0.6
Expected volatility .....................................................................	58.1%	58.1%
Risk-free interest rate ...............................................................	4.1%	4.1%
Dividend yield ............................................................................	–%	–%

The significant assumptions used in these calculations are summarized as follows:
Fair value of common stock. Because there had been no public market for the Company’s common stock prior to the IPO, the fair value of common stock shares underlying stock options has historically been determined by the Board of Directors at the time of option grant by considering an independent valuation performed by a third-party valuation firm as well as a number of objective and subjective factors, including a valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, among other factors. The fair value of common stock was determined in accordance with applicable elements of the American Institute of Certified Public Accountants Practice Aid, Valuation
of Privately-Held-Company Equity Securities Issued as Compensation. Subsequent to its IPO, the fair value of the underlying common stock is based on the closing price of the Company’s common stock on the Nasdaq Stock Market on the date of grant.
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
Expected volatility. As the Company was not publicly traded prior to the IPO and does not have sufficient trading history after the IPO, the expected volatility for the Company’s stock options was determined by using an average of historical volatilities of selected industry peers deemed to be comparable to the
Company’s business corresponding to the expected term of the awards.
Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards.

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Total stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue ...............................................	$127	$71	$229	$231
Research and development ..........................	959	563	1,887	1,566
Selling, general and administrative ..............	2,874	1,702	6,589	5,902
Total stock-based compensation expense .	$3,960	$2,336	$8,705	$7,699

As of September 30, 2025, total unrecognized stock-based compensation costs related to unvested stock options was $31.1 million, which is expected to be recognized over a remaining weighted-average period of 3.23 years, a total of $15.0 million of unrecognized compensation costs related to unvested RSUs expected to be recognized over a period of approximately 3.91 years and $1.3 million of unrecognized compensation costs related to the ESPP, which the Company will recognize over 0.44 years.
15. Employee Retirement Plan
The Company has a qualified retirement plan under section 401(k) of the IRC under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make matching contributions of up to 4.0% of an employee’s eligible compensation, subject to conditions specified by the IRC. The Company’s matching contributions totaled
$297,000 and $377,000 during the three months ended September 30, 2025 and 2024, respectively, and
$1.8 million and $1.4 million during the nine months ended September 30, 2025 and 2024, respectively.
16. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss ............................................................................	$(50,855)	$(19,140)	$(92,396)	$(63,451)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted .................................	49,106,752	5,586,424	20,686,526	5,185,007
Net loss per share, basic and diluted ..........................	$(1.04)	$(3.43)	$(4.47)	$(12.24)

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	September 30,
	2025	2024
Redeemable convertible preferred stock ............................................................	—	122,231,454
Outstanding options to purchase common stock ...............................................	10,006,820	8,009,198
Restricted stock units .............................................................................................	813,283	—
Estimated ESPP ......................................................................................................	231,558	—
Common stock warrants ........................................................................................	1,647,667	1,647,667
Total ...........................................................................................................................	12,699,328	131,888,319

17. Income Taxes
The Company had an effective tax rate of 0% for both the three and nine months ended September 30,
2025 and 2024. The Company continues to incur operating losses.
During the three and nine months ended September 30, 2025 and 2024, the Company has evaluated all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States which contains a broad range of tax reform provisions affecting businesses. The provisions of the OBBBA did not have a material impact on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2025.
18. Subsequent Events
For the interim condensed consolidated financial statements as of September 30, 2025, and for the three and nine months then ended, the Company has evaluated events through the date the unaudited interim condensed consolidated financial statements were available to be issued.
2025 Facility Lease
On July 2, 2025, the Company entered into a facility lease agreement for approximately 8,100 rentable square feet of office space in San Francisco, California for 39 months through November 30, 2028, with the option to extend for one additional three-year period. In connection with the lease, the Company paid a security deposit of $90,000. The average monthly lease payments are approximately $40,000 per month during the lease term. The lease commenced on November 1, 2025.
Hayfin Common Stock Warrants Exercise
On October 22, 2025, Hayfin net exercised all common stock warrants outstanding for 1,646,317 shares of common stock. The common stock warrant liability was remeasured to fair value through the date of exercise, with the related change of approximately $9.3 million being reflected as a change in fair value of common stock warrant liability on the consolidated statements of operations and comprehensive loss.
The final fair value of $64.7 million will be reclassified to stockholders equity (deficit).

Heartflow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Civil Investigative Demand Investigation
In October 2025, the Company and certain of its employees received civil investigative demands (the
“CID”) from the U.S. Department of Justice, Civil Division, in connection with an investigation under the federal Anti-Kickback Statute and Civil False Claims Act (the “Investigation”). The CID requests information, documents, and testimony focused on the Company’s financial and contractual arrangements with providers and its sales and marketing activities. The Company is cooperating with the Investigation and is unable to express a view at this time regarding the likely duration, or ultimate outcome, of the
Investigation or estimate the possibility of, or amount or range of, any possible financial impact.
Depending on the outcome of the Investigation, there may be a material impact on the Company’s business, results of operations, financial condition, or cash flows.

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
Overview
We have pioneered the use of software and artificial intelligence (“AI”) to deliver a more accurate and clinically effective non-invasive solution for diagnosing and managing coronary artery disease (“CAD”), a leading cause of death worldwide. As of September 30, 2025, our Heartflow Platform has been used to assess CAD in more than 500,000 patients, including 132,000 in 2024 alone. We believe that we are the most widely adopted AI-powered test for CAD. Our novel platform leverages AI and advanced computational fluid dynamics to create a personalized 3D model of a patient’s heart from a single coronary computed tomography angiography (“CCTA”), a specialized type of scan that provides detailed images of the heart’s arteries. Our Heartflow Platform delivers actionable insights on blood flow, stenosis, plaque volume and plaque composition thereby overcoming the limitations of traditional non-invasive imaging tests which rely on indirect measures of coronary disease and lead to higher false negative and false positive rates as demonstrated by our PRECISE trial. We believe the differentiated accuracy and clinical utility of our Heartflow Platform, along with its ability to enhance workflows, will continue to support our growth and advance the “CCTA + Heartflow” pathway as the definitive standard for the non-invasive diagnosis and management of CAD.
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
We have experienced considerable revenue growth since we began commercializing the Heartflow
Platform in 2015, driven primarily by growth in our account base and increasing test volumes at accounts in our installed base. For the three months ended September 30, 2025 and 2024, we recognized revenue of $46.3 million and $32.9 million, respectively, and for the nine months ended September 30, 2025 and
2024, we recognized revenue of $126.9 million and $90.8 million, respectively. Substantially all of our revenue is generated on a “pay-per-click” basis each time a physician chooses to review either our
Heartflow FFRCT Analysis, Heartflow Plaque Analysis, or both, and we recognize usage-driven fee revenue upon delivery of the requested analysis to the physician. Heartflow FFRCT Analysis has served as our commercial foundation, representing 98% of our total revenue as of September 30, 2025. In the second half of 2023, we initiated limited market education efforts for Heartflow Plaque Analysis, our second commercial product, and we expect to broaden our market education efforts as payor coverage for Heartflow Plaque Analysis increases. Heartflow Plaque Analysis is currently covered by certain government and third-party payors. Our Heartflow RoadMap Analysis is generally provided as a workflow efficiency tool to drive customer retention and loyalty and is not a stand-alone product.
Prior to our initial public offering (“IPO”), we primarily funded our operations with proceeds from sales of shares of our redeemable convertible preferred stock, common stock and convertible promissory notes, borrowings under our term loans and revenue received from our customers. As of September 30, 2025, we had $291.2 million in cash and cash equivalents. In January and March 2025, we issued $98.3 million in aggregate principal amount of the 2025 Convertible Notes to investors, including related parties, with original maturity dates of 48 months from the dates of issuance. The consideration for the issuance of the
2025 Convertible Notes was comprised of $74.0 million in cash, $1.3 million in aggregate principal amount of notes issued in lieu of cash compensation to certain employees, and the exchange of $23.0 million of outstanding indebtedness under the 2024 Credit Agreement (as defined below).
On August 11, 2025, we completed our IPO, in which we issued and sold 19,166,667 shares of our common stock, which includes an additional 2,500,000 shares of common stock purchased by the underwriters pursuant to their option to purchase additional shares, at a price to the public of $19.00 per share. The cash proceeds from our IPO were approximately $332.3 million, net of underwriting discounts and commissions and estimated offering costs of $31.8 million. Additionally, upon the closing of our IPO, the aggregate outstanding principal balance of $98.3 million under the 2025 Convertible Notes automatically converted into 6,470,743 shares of our common stock at $15.20 per share, a 20% discount from our IPO price.
We have incurred significant operating losses and negative cash flows since our inception, and we expect to continue to incur losses as we grow and transition to now operating as a public company. As of
September 30, 2025, we had an accumulated deficit of $1.1 billion.

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
•Seasonality we experience throughout the year, including due to staff availability, vacations, weather and other macro economic events.
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

	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025
Revenue cases ............	19,537	21,769	23,195	24,897	28,803	33,039	34,970	37,805	40,336	48,423	51,805

The period-to-period change in Heartflow revenue cases is an indicator of our ability to drive adoption and generate sales revenue, and is helpful in tracking the progress of our business. We believe that Heartflow revenue cases are representative of our current business; however, we anticipate this metric may be substituted for additional or different metrics as our business grows.
Components of Our Results of Operations
Revenue
Substantially all of our revenue comprises usage-driven fees from accounts who order either our
Heartflow FFRCT Analysis or our Heartflow Plaque Analysis, or both. We recognize usage-driven fee revenue upon delivery of the requested analysis to the physician. Key factors that drive our revenue include revenue case growth from our installed base and the success of our sales force in expanding adoption of the Heartflow Platform to new accounts and expanding the utilization of our system by accounts in our installed base. We consider an account that has our Heartflow solution deployed with the ability to send us CCTA images for processing as being part of our installed base. New accounts generally take 12 months to reach steady state revenue case volumes. We consider steady state case volumes to be attained once the account reaches FFRCT utilization rates approaching 33% of CCTAs occurring at the account—a level that is generally sustained over time based on historical trends. Our
Heartflow FFRCT Analysis is indicated for patients with stenosis levels between 40% and 90%, and we believe approximately 33% of patients have this level of stenosis. For purposes of managing our business, we do not separately track increases in revenue solely attributable to new accounts. Revenue cases generated from clinic or office-based accounts typically carry a lower pricing than hospital-based accounts, commensurate with their lower reimbursement levels. We expect the percentage of our revenue cases generated from clinic or office-based accounts to continue to increase over time. The percentage of our U.S. revenue cases attributable to office and clinic-based accounts was 32% and 29%
for the three months ended September 30, 2025 and 2024, respectively, and 31% and 28% for the nine months ended September 30, 2025 and 2024, respectively.
While a single customer may include multiple accounts, no single customer accounted for 10% or more of our revenue during the three and nine months ended September 30, 2025 and 2024. However, the decision-making function for some of these accounts is concentrated in a relatively small number of customers, such that the loss of one customer could result in a disproportionate loss across our accounts.
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
Cost of revenue and gross margin
Cost of revenue consists of personnel and related expenses, including stock-based compensation costs, primarily related to our production team. Additional costs include third-party hosting fees, amortization of capitalized internal-use software, amortization of contract fulfillment costs as well as royalties associated with technology licenses used in connection with the delivery of our product and allocated overhead, which includes facilities expenses, equipment, depreciation and technology services. These costs are partially offset by capitalized contract fulfillment costs. The role of the production team is to support our patient case volume revenue by performing defined quality-related activities on CCTA scans submitted by our customers for analysis. The portion of these costs that supports patient case volume revenue is recorded as cost of revenue. The production team also supports activities in our clinical trials and research and development, which are allocated as research and development expense. We expect cost of revenue to increase as we hire additional personnel in our production team to support our increasing patient case volume.
We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily by our production team costs, the timing of hiring new production team members and training them to full productivity, the timing of our acquisition of new customers and the related capitalization of contract fulfillment costs, and the pricing and commercialization of Heartflow Plaque Analysis and other new products. Although, we expect our gross margin to fluctuate from period to period, based upon the factors described above, we believe our gross margin will increase over the long term as we leverage the AI-based nature of our software platform to automate an increasing number of the manual components of our production team’s process, thereby lowering the cost of revenue per analysis. We also expect increased revenues from our Heartflow Plaque
Analysis to positively impact our gross margin, as it runs on the same CCTA scan as Heartflow FFRCT
Analysis. In the short term, we expect modulations in our gross margin as we hire and train additional personnel in our production team to support our increasing patient case volume. These expenses are offset by the varying levels of support provided by the production team in our clinical trials and research and development, which are allocated as research and development expense, and the capitalization of contract fulfillment costs.

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
Interest expense, net
Interest expense, net consisted primarily of interest expense on our 2024 Term Loan and related amortization of debt discount and debt issuance costs. Interest income is primarily interest earned on our cash and cash equivalents.
Other income (expense), net
Other income (expense), net consists primarily of changes in fair value related to our common stock warrant and derivative liability, loss on extinguishment of debt, as well as foreign exchange transaction gains or losses from transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We will continue to record adjustments to the estimated fair value of the common stock warrant liability until the warrants are exercised and we continued to record adjustments to the estimated fair value of the derivative liability until their conversion upon our IPO. All of our common stock warrants were net exercised in October 2025.

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
Results of Operations
Comparison of Three Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Revenue .............................................................	$46,276	$32,934	$13,342	41%
Cost of revenue ................................................	10,861	7,997	2,864	36%
Gross profit ...................................................	35,415	24,937	10,478	42%
Operating expenses:
Research and development .........................	17,297	11,863	5,434	46%
Selling, general and administrative .............	33,217	28,003	5,214	19%
Total operating expenses ...........................	50,514	39,866	10,648	27%
Loss from operations ..................................	(15,099)	(14,929)	(170)	1%
Interest expense, net .......................................	(1,726)	(4,478)	2,752	-61%
Other income (expense), net ..........................	(34,000)	267	(34,267)	*
Loss before provision for income taxes ...	(50,825)	(19,140)	(31,685)	166%
Provision for income taxes ..............................	(30)	—	(30)	*
Net loss .........................................................	$(50,855)	$(19,140)	$(31,715)	166%

*:    Not Meaningful
Revenue
Revenue increased $13.3 million, or 41%, to $46.3 million during the three months ended September 30,
2025, compared to $32.9 million during the three months ended September 30, 2024. The increase in revenue was primarily attributable to a 48% increase in revenue case volume, partially offset by a reduction in average sales price due to a higher percentage of revenue cases generated from clinic and office-based accounts and an increase in utilization and volume rebates.
Cost of revenue and gross margin
Cost of revenue increased $2.9 million, or 36%, to $10.9 million during the three months ended
September 30, 2025, compared to $8.0 million during the three months ended September 30, 2024. This increase was primarily attributable to an increase of $2.2 million in personnel and related expenses, $0.3 million in third-party hosting fees, $0.2 million in royalties, and $0.1 million in computer hardware expenses. Personnel and related expenses included $127,000 and $71,000 of stock-based compensation costs during the three months ended September 30, 2025 and 2024, respectively. Gross margin for the three months ended September 30, 2025 increased to 77% as compared to 76% for the three months ended September 30, 2024. The increase in our gross margin for the three months ended September 30,
2025 was primarily attributable to our increase in revenue case volume and improved production team productivity partially offset by our continued investment in the hiring and training of additional personnel in our production team to support our increasing revenue case volume. Although we expect to continue to invest in the hiring and training of additional personnel in our production team, we expect our gross margin will continue to increase over the longer term.
Research and development expenses
Research and development expenses increased $5.4 million, or 46%, to $17.3 million during the three months ended September 30, 2025, compared to $11.9 million during the three months ended September
30, 2024. The increase in research and development expenses was primarily attributable to an increase of $3.6 million in personnel and related expenses directly associated with an increase in headcount,
$0.7 million in consulting and professional fees, $0.4 million in allocated production team costs to support clinical trials and research and development efforts, $0.3 million in software-related costs, $0.2 million in third-party hosting fees and $0.1 million in allocated overhead. Personnel and related expenses included
$1.0 million and $0.6 million of stock-based compensation costs during the three months ended
September 30, 2025 and 2024, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $5.2 million, or 19%, to $33.2 million during the three months ended September 30, 2025, compared to $28.0 million during the three months ended
September 30, 2024. The increase in selling, general and administrative expenses was primarily attributable to an increase of $4.4 million in personnel and related expenses directly associated with an increase in headcount, $0.5 million in computer hardware and software-related costs, $0.5 million in advertising and other promotional expenses, $0.4 million in travel expenses, partially offset by a decrease of $0.3 million in allocated overhead, $0.2 million in professional fees, including legal, audit and consulting fees, and $0.2 million in capitalized commissions and implementation costs. Personnel and related expenses included $2.9 million and $1.7 million of stock-based compensation costs for the three months ended September 30, 2025 and 2024, respectively.
Interest expense, net
Interest expense, net decreased to an expense of $1.7 million during the three months ended
September 30, 2025, compared to an expense of $4.5 million during the three months ended September
30, 2024. This decreased expense was mainly attributable to the repayment in full of our 2024 Term Loan in August 2025 and the conversion of our 2025 Convertible Notes to common stock upon IPO in August
2025.
Other income (expense), net
Other income (expense), net increased to an expense of $34.0 million during the three months ended
September 30, 2025, compared to an income of $0.3 million during the three months ended September
30, 2024. The increase was primarily attributable to a $32.1 million charge from the remeasurement and recognition of the change in fair value related to our common stock warrant liability and a $6.4 million loss on extinguishment of debt related to the full repayment of our 2024 Term Loan in August 2025, partially offset by a $4.8 million benefit from the remeasurement and recognition of the change in fair value related to our derivative liability during the three months ended September 30, 2025.
Provision for income taxes
Provision for income taxes was $30,000 for the three months ended September 30, 2025, compared to $0 for the three months ended September 30, 2024, which was related to our state and foreign taxes.

Comparison of Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Revenue .............................................................	$126,904	$90,831	$36,073	40%
Cost of revenue ................................................	30,770	22,632	8,138	36%
Gross profit ...................................................	96,134	68,199	27,935	41%
Operating expenses:
Research and development .........................	46,253	31,238	15,015	48%
Selling, general and administrative .............	96,197	82,125	14,072	17%
Total operating expenses ...........................	142,450	113,363	29,087	26%
Loss from operations ..................................	(46,316)	(45,164)	(1,152)	3%
Interest expense, net .......................................	(12,262)	(14,142)	1,880	-13%
Other income (expense), net ..........................	(33,729)	(4,097)	(29,632)	*
Loss before provision for income taxes ...	(92,307)	(63,403)	(28,904)	46%
Provision for income taxes ..............................	(89)	(48)	(41)	85%
Net loss .........................................................	$(92,396)	$(63,451)	$(28,945)	46%

*:    Not Meaningful
Revenue
Revenue increased $36.1 million, or 40%, to $126.9 million during the nine months ended September 30,
2025, compared to $90.8 million during the nine months ended September 30, 2024. The increase in revenue was primarily attributable to a 45% increase in revenue case volume, partially offset by a reduction in average sales price due to a higher percentage of revenue cases generated from clinic and office-based accounts and an increase in utilization and volume rebates.
Cost of revenue and gross margin
Cost of revenue increased $8.1 million, or 36%, to $30.8 million during the nine months ended September
30, 2025, compared to $22.6 million during the nine months ended September 30, 2024. This increase was primarily attributable to $4.8 million in personnel and related expenses, $1.0 million in allocated overhead, $0.6 million in third-party hosting fees, $0.5 million in amortization of capitalized internal-use software, $0.5 million in computer hardware expenses and $0.3 million in royalties, partially offset by production team support costs allocated to research and development expense. Personnel and related expenses included $0.2 million and $0.2 million of stock-based compensation costs during the nine months ended September 30, 2025 and 2024, respectively. Gross margin for the nine months ended
September 30, 2025 increased to 76% as compared to 75% for the nine months ended September 30,
2024. The increase in our gross margin for the nine months ended September 30, 2025, was primarily attributable to our increase in revenue case volume and improved production team productivity, partially offset by our continued investment in the hiring and training of additional personnel in our production team to support our increasing revenue case volume.
Research and development expenses
Research and development expenses increased $15.0 million, or 48%, to $46.3 million during the nine months ended September 30, 2025, compared to $31.2 million during the nine months ended September
30, 2024. The increase in research and development expenses was primarily attributable to an increase of $9.4 million in personnel and related expenses directly associated with an increase in headcount,

$1.7 million in clinical trial expenses, $1.6 million in consulting and professional fees, $0.6 million in software-related costs, $0.5 million of capitalized internal-use software costs, $0.5 million in third-party hosting fees, $0.3 million in grant expense and $0.3 million in allocated production team costs to support clinical trials and research and development efforts. Personnel and related expenses included $1.9 million and $1.6 million of stock-based compensation costs during the nine months ended September 30, 2025 and 2024, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $14.1 million, or 17%, to $96.2 million during the nine months ended September 30, 2025, compared to $82.1 million during the nine months ended
September 30, 2024. The increase in selling, general and administrative expenses was primarily attributable to an increase of $9.8 million in personnel and related expenses directly associated with an increase in headcount, $2.5 million in professional fees, including legal, audit and consulting fees,
$1.7 million in marketing expenses, $1.3 million in computer hardware and software-related costs and
$0.7 million in travel costs, partially offset by a decrease of $1.2 million of capitalized commission costs and $1.2 million in facilities costs and allocated overhead. Personnel and related expenses included
$6.6 million and $5.9 million of stock-based compensation costs for the nine months ended September
30, 2025 and 2024, respectively.
Interest expense, net
Interest expense, net decreased to an expense of $12.3 million during the nine months ended
September 30, 2025, compared to an expense of $14.1 million during the nine months ended September
30, 2024. This decreased expense was primarily attributable to a lower aggregate outstanding principal balance under our 2024 Term Loan related to the conversion of $23.0 million in principal to convertible notes in January 2025 and the full repayment of our 2024 Term Loan in August 2025, partially offset by amortization of debt issuance costs and debt discount related to our 2024 Term Loan and 2025
Convertible Notes through its conversion to common stock upon our IPO in August 2025.
Other income (expense), net
Other income (expense), net increased to expense of $33.7 million during the nine months ended
September 30, 2025, compared to an expense of $4.1 million during the nine months ended September
30, 2024. The increase was primarily attributable to the remeasurement and recognition of the change in fair value related to our common stock warrant liability charge of $34.6 million and a loss on extinguishment of debt of $6.4 million related to the full repayment of our 2024 Term Loan in August 2025, partially offset by a benefit on the remeasurement and recognition of the change in fair value related to our derivative liability of $7.3 million.
Provision for income taxes
Provision for income taxes was $89,000 and $48,000 for the nine months ended September 30, 2025 and
2024, respectively, related to our state and foreign taxes.
Liquidity and Capital Resources
Sources of liquidity
As of September 30, 2025, we had $291.2 million in cash and cash equivalents and an accumulated deficit of $1.1 billion. Prior to our IPO, we primarily funded our operations with proceeds from sales of shares of our redeemable convertible preferred stock, common stock and convertible promissory notes, borrowings under our term loans and revenue received from our customers, which we expect to be our primary source of future liquidity.
We expect to continue to incur losses and to expend significant amounts of cash in the foreseeable future as we continue to scale our business, invest in research and development activities, increase sales and marketing efforts to support commercial expansion, and increase general and administrative expenses to support being a publicly-traded company.
Based on our current operating plan, we believe that our existing cash and cash equivalents, together with the expected cash generated from revenue transactions with customers, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.
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
The 2024 Term Loan was scheduled to mature on June 14, 2028 and bore interest equal to the sum of (i)
7.0% (or 6.0% if the alternative base rate (“ABR”) was in effect) plus (ii) the greater of (x) the forward-
looking term rate based on the Secured Overnight Financing Rate (“SOFR”) for a respective tenor in effect on such day (or the alternative base rate, if applicable), and (y) 2.0%. The ABR equaled the sum of
(i) 6.0% plus (ii) the greater of (1) the Wall Street Journal Prime Rate, plus 0.5%, (2) the Federal Reserve
Bank of New York rate plus 0.5% or (3) the CBA Term SOFR for one month tenor plus 1.0%. We had an option to pay interest in-kind at the rate equal to the cash interest rate plus 1.0% through the last interest period ending before the 18th month anniversary of the 2024 Credit Agreement. We had an option to prepay the 2024 Term Loan subject to a prepayment fee of 1.5% for prepayments after the second anniversary but on or prior to the third anniversary of the 2024 Term Loan and a prepayment fee of 3% for prepayments thereafter.
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
Convertible notes
In January and March 2025, we issued convertible promissory notes to various investors and certain employees in the aggregate amount of $98.3 million, which was comprised of $74.0 million in aggregate principal amount of notes issued for cash consideration, $1.3 million in aggregate principal amount of notes issued in lieu of cash compensation to certain employees and $23.0 million in aggregate principal amount of notes issued from the conversion of principal under the 2024 Term Loan Conversion
(collectively, the “2025 Convertible Notes”). The 2025 Convertible Notes did not accrue interest for one year following the date of issuance and were due and payable in full 48 months from the issue date. Upon the completion of our IPO, the aggregate outstanding principal balance under the 2025 Convertible Notes automatically converted into shares of our common stock at a 20% discount to the IPO price.
The 2025 Convertible Notes contained embedded derivative features, including conversion upon a change in control and automatic conversion upon completion of a qualified IPO, that were required to be bifurcated and accounted for separately as a single derivative instrument. The issuance date estimated fair values of the derivative liability was $11.1 million and $20.8 million in January and March 2025, respectively, which were recorded as debt discounts. The derivative liability was remeasured to an aggregate fair value of $24.6 million immediately before the conversion of the 2025 Convertible Notes to common stock upon the IPO, resulting in a gain of $7.3 million recorded within the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30,
2025.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities ............................................................	$(43,427)	$(54,963)
Net cash used in investing activities .............................................................	(3,126)	(4,025)
Net cash provided by financing activities .....................................................	286,093	1,386

Net cash used in operating activities
Net cash used in operating activities during the nine months ended September 30, 2025 was
$43.4 million, attributable to a net loss of $92.4 million and a net change in operating assets and liabilities of $6.0 million, partially offset by non-cash charges of $54.9 million. The non-cash charges primarily consisted of $8.7 million in stock-based compensation expense, $7.3 million of change in fair value of derivative liability, $34.6 million of change in fair value of common stock warrant liability, $4.1 million of depreciation and amortization, $2.3 million of amortization of right-of-use asset, $1.1 million of non-cash interest charges, $5.4 million of amortization of debt discount and debt issuance costs, $6.4 million of loss on extinguishment of debt and $0.2 million change in allowance for credit losses. The increase in net operating assets was primarily due to an increase of $3.0 million in accounts receivable, a $2.6 million increase in prepaid expenses and other current assets, a $2.7 million increase in other non-current assets, a $6.0 million increase in accrued expenses and other current liabilities, a $0.9 million decrease in accounts payable, and a $2.7 million decrease in operating lease liabilities.
Net cash used in operating activities during the nine months ended September 30, 2024 was
$55.0 million, attributable to a net loss of $63.5 million and a net change in operating assets and liabilities of $12.3 million, partially offset by non-cash charges of $20.8 million. The non-cash charges primarily consisted of $7.7 million in stock-based compensation expense, $3.8 million of depreciation and amortization, $2.0 million of amortization of right-of-use asset, $1.5 million of amortization of debt discount and debt issuance costs, $1.1 million of non-cash interest charges, $4.5 million of change in fair value of common stock warrant liability and $0.2 million of change in fair value of derivative liability. The increase in net operating assets was primarily due to a $2.6 million increase in accounts receivable, a $1.4 million increase in prepaid expenses and other current assets, a $1.4 million increase in other non-current assets, a $1.6 million decrease in accounts payable, a decrease of $2.7 million in accrued expenses and other current liabilities, and a $2.4 million decrease in operating lease liabilities.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $3.1 million consisting of purchases of property and equipment.
Net cash used in investing activities for the nine months ended September 30, 2024 was $4.0 million consisting of purchases of property and equipment.

Net cash provided by financing activities
Net cash provided by financing activities during the nine months ended September 30, 2025 was $286.1 million, consisting primarily of $332.8 million in net proceeds from our IPO, $72.8 million in net proceeds from the issuance of our 2025 Convertible Notes and $2.4 million in proceeds from the exercise of stock options, offset by $115.1 million principal repayment under our 2024 Term Loan and $6.8 million in exit and prepayment penalty fees related to our 2024 Term Loan.
Net cash provided by financing activities during the nine months ended September 30, 2024 was $1.4 million, consisting primarily of $3.2 million in proceeds from the exercise of stock options, offset by $1.8 million in exit and prepayment penalty fees related to our 2024 Term Loan.
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
See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly
Report on Form 10-Q for information about our significant accounting policies and estimates used in the preparation of our condensed consolidated financial statements. There have been no significant and material changes in our critical accounting policies during the three and nine months ended September
30, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial
Condition and Results of Operations” for the year ended December 31, 2024 included in our registration statement on Form S-1 (File No. 333-288733), which became effective on August 7, 2025.
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
Interest rate risk
As of September 30, 2025, we had cash and cash equivalents of $291.2 million. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our cash equivalents, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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
Our accounts receivable primarily relate to revenue from the sale of our products to medical providers. No customer represented 10% or more of our accounts receivable as of September 30, 2025 and December
31, 2024.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer,
have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive
Officer and our Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Part II. Other Information
Item 1. Legal Proceedings
In October 2025, we and certain of our employees received civil investigative demands (the “CID”) from the U.S. Department of Justice, Civil Division, in connection with an investigation under the federal Anti-
Kickback Statute and Civil False Claims Act (the “Investigation”). The CID requests information, documents, and testimony focused on our financial and contractual arrangements with providers and our sales and marketing activities. We are cooperating with the Investigation. We are unable to express a view at this time regarding the likely duration, or ultimate outcome, of the Investigation. Depending on the outcome of the Investigation, there may be a material impact on our business, results of operations, financial condition, or cash flows.
In addition, we have become, and we may become in the future, involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation for which the outcome, based on our reasonable belief, if determined adversely to us, would individually or taken together, materially and adversely affect our business, financial condition, or results of operations.
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
We have incurred significant net losses since our inception in 2007, and we expect to incur additional substantial losses in the foreseeable future. For the three and nine months ended September 30, 2025, we incurred net losses of $50.9 million and $92.4 million, respectively. As of September 30, 2025, we had an accumulated deficit of approximately $1.1 billion. Since inception, we have spent significant amounts of cash to develop the Heartflow Platform, to fund research and development, including our preclinical research and development activities and clinical trials related to our products, to scale our commercial operations and to recruit and retain key talent.
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
As of September 30, 2025, our Heartflow FFRCT Analysis represented 98% of our total revenue. In the second half of 2023, we began limited market education efforts of our second product, Heartflow Plaque
Analysis. Over the next several years, we expect to continue to devote a substantial amount of resources to increase sales of our Heartflow FFRCT Analysis and also expand our commercialization efforts and drive increased adoption of our Heartflow Plaque Analysis. However, we may not succeed in increasing sales of our Heartflow FFRCT Analysis or in increasing adoption of our Heartflow Plaque Analysis. We expect to continue to derive almost all of our revenue from sales of Heartflow FFRCT Analysis for the foreseeable future, so we are highly dependent on its success.
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
Our Heartflow Platform had an installed base of more than 1,100 accounts in the United States as of
December 31, 2024. We define an “account” as any individual facility that orders a Heartflow FFRCT
Analysis, Heartflow Plaque Analysis, or both. We define an account as “new” if a unique facility begins generating revenue cases for our FFRCT Analysis, Plaque Analysis, or both. Accounts may have more than one reading physician or CT machine. Conversely, a “customer” can be either an individual account or a health or hospital system with multiple accounts. While a single customer may include multiple accounts, no single customer accounted for 10% or more of our revenue during the three and nine months ended September 30, 2025 and 2024. However, the decision-making function for some of these accounts is concentrated in a relatively small number of customers, such that the loss of one customer could result in a disproportionate loss across our accounts. For example, for the year ended December
31, 2024, our top two largest customers, both large health systems with multiple accounts, collectively represented approximately 8% of our revenue.
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
We began limited market education efforts for our Heartflow Plaque Analysis in the second half of 2023, and we have generated very minimal revenue from this product. HeartFlow Plaque Analysis is covered by all seven local Medicare Administrative Contractors (MACs) regions and select commercial payors.
However, the coverage criteria, timing, commercial payor reimbursement rates and availability of coverage are still evolving and may vary by payor and jurisdiction, and other payors may not adopt similar coverage policies. As a result, even with these developments, we may not be able to achieve customer acceptance or broad commercial reimbursement coverage, which could limit its adoption.
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
Lifecycle Management and Marketing Submission Recommendations, proposes recommendations for the design, development and implementation of AI-enabled devices that the FDA encourages manufacturers consider using throughout the total product lifecycle. In addition, the California Privacy Protection Agency has approved for rulemaking regulations under the CCPA regarding the use of automated decision-
making that may require assessing risks and to provide notice and rights to opt-out and access to information underlying the logic and outputs. Colorado passed the Colorado AI Act, which will go into effect in February 2026. This law creates duties for developers and deployers to use reasonable care to protect consumers from any known or reasonably foreseeable risks of “algorithmic discrimination” arising from the intended and contracted uses of “high-risk AI systems,” including those that impact healthcare services. Such additional laws, regulations and guidance may impact our ability to develop, use and commercialize AI Technologies in the future.
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
The occurrence of any catastrophic event, including earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics, political unrest, geopolitical instability, severe or prolonged economic downturn, including domestic and global inflationary trends, interest rate volatility, and uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, cyberattack (including a ransomware attack), war or terrorist attack, could result in lengthy interruptions in our ability to serve our customers. In addition, acts of terrorism could cause disruptions to the internet or the economy as a whole and could disproportionately affect us given our reliance on the internet and cloud-based services. Specifically, our corporate headquarters are located in Mountain View, California and our production-related computers are currently located in our Mountain View office and in Austin, Texas. California is considered to be an active earthquake zone, is prone to catastrophic fires, severe weather events and the follow-on effects thereof, including tsunamis, mudslides, flooding, power outages and other events that could disrupt our business. Texas is also subject to severe weather events, power outages and other events that could disrupt our business. Any event that prevents our access to such facilities, physically or virtually, would prevent us from operating our business and have an adverse effect on our business, financial condition,
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
difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business; diversion of management’s attention from other business concerns; use of resources that are needed in other parts of our business; adverse effects on our existing business relationships with business partners and customers as a result of the acquisition; the potential loss of key employees; and use of substantial portions of our available cash to consummate the acquisition.
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
In the three months ended September 30, 2025 and 2024, sales to customers outside the United States accounted for approximately 7% and 8%, respectively, and accounted for approximately 8% and 9% of our revenue in the nine months ended September 30, 2025 and 2024, respectively. One element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States.
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
We outsource all of our cloud-based infrastructure to AWS. Our customers need to be able to access our cloud-based infrastructure at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We may experience interruptions, delays and outages in service and availability from time to time as a result of problems with our AWS provided infrastructure. For example, in October 2025 and at other times in the past, AWS has suffered significant outages that had a widespread impact on cloud-based software and services companies. Although our cloud offering has not been affected by these outages, a similar outage could render our cloud offering inaccessible to customers, and such outages may be prolonged.
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
A key element of our strategy is to invest significantly in our research and development efforts to introduce new products, features and improvements aimed at increasing the value proposition of the
Heartflow Platform for our customers. For the three months ended September 30, 2025 and 2024, our research and development expenses were 37% and 36% of our revenue, respectively, and 36% and 34%
of our revenue for the nine months ended September 30, 2025 and 2024, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling solutions and generate revenue, if any, from such investment. For example, investments made to expand the Heartflow Platform to asymptomatic patients may be expensive, technically challenging, experience delays and may not be successful. Additionally, anticipated customer demand for a product or feature we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or features. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products or features that are competitive in our current or future markets, it would harm our business, financial condition, results of operations and prospects.
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
We cannot provide assurance that any of our future products, to the extent required, will be cleared, approved or otherwise authorized by the FDA through any of its pre-market review processes, or that the
FDA will provide export certificates that are necessary to export certain products to certain countries. In addition, the national health or social security organizations of certain foreign countries, including those outside Europe, require our products to be qualified before they can be marketed in those countries.
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
Further, the ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with manufacturers, and other related processes can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel, and statutory, regulatory and policy changes. Government shutdowns, if prolonged, can significantly impact the ability of government agencies upon which we rely, such as the
FDA, to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
We currently have ongoing responsibilities under U.S., U.K., European Economic Area, Switzerland,
Canada, Australia, Japan, Saudi Arabia, United Arab Emirates, Bahrain and Israel (registered or licensed regions) regulations, including requirements related to product and facility registration, device listing, adverse event reporting, reporting of recalls and field corrective actions, manufacturing, advertising, promotion, distribution, import, and export. In certain jurisdictions outside of the United States, we contract with third parties (i.e., notified bodies, authorized representatives, and manufacturing authorization holders) who either oversee regulatory compliance or assume regulatory responsibilities for our products distributed by those third parties. We are subject to periodic inspections and audits by the
FDA, notified bodies, authorized representatives and comparable foreign authorities to determine compliance with regulatory requirements, including good manufacturing practices such as the Quality
System Regulation of the FDA, Medical Device Single Audit Program, ISO 13485:2016, and EN ISO
13485:2021 concerning the EU, establishment registration and device listing, medical device reporting, vigilance reporting of adverse events, notification of corrections, recalls, field safety corrective actions and product labeling and marketing. These inspections and audits can result in inspectional observations or reports, warning letters or other forms of enforcement action. If the FDA or comparable foreign authorities conclude, as a result of these inspections or audits or from any other source of information, that we are not in compliance with applicable laws or regulations, or that our products are ineffective or pose an unreasonable health risk, such authorities could ban these products, suspend or cancel our marketing authorizations, impose “stop sale” and “stop import” orders, refuse to issue export certificates, detain or seize adulterated or misbranded products, order a recall, repair, replacement, correction or refund of such products, require us to conduct post-market surveillance studies or change the labeling for our products, or require us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health. Failure to comply with regulatory requirements may also subject us to additional administrative and judicially imposed sanctions, warning letters, civil and criminal penalties, injunctions, interruption of manufacturing or clinical trials, total or partial suspension of production and resulting adverse publicity.
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
We recently completed enrolling patients for our DECIDE clinical trial to evaluate our Heartflow Plaque
Analysis in a real-world setting. We do not know whether our DECIDE clinical trial will be completed on schedule, or at all. The commencement or completion of clinical trials can be disrupted for a variety of reasons, including difficulties in:
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
We are subject to ongoing medical device reporting regulations that require us to report to the FDA or similar governmental authorities in other countries if our products cause, or contribute to, death or serious injury, or if they malfunction and would be likely to cause, or contribute to, death or serious injury if the malfunction were to recur. We could voluntarily elect to, or the FDA and similar governmental authorities in other countries could require us to, perform a correction, field safety corrective action, removal or other recall of our products in the event of material deficiencies or defects in design, manufacturing or labeling that could cause harm. Our products have been in the past, and may in the future, be the subject of medical device reports of adverse events with the MAUDE database, including reports of false negative results and incorrect or imprecise results or readings. Between 2017 and October 31, 2025, 132
Heartflow Platform MAUDE reports were made, with 109 of those reports due to false negative results, 20 reports due to incorrect, inadequate or imprecise results or readings, and three reports due to an adverse event without an identified device or use problem. While none of these MAUDE reports resulted in a mandated or voluntary correction, field safety action, removal or a recall, a government mandated or voluntary correction, field safety corrective action, removal or other recall could occur as a result of manufacturing errors or design defects, including defects in labeling. Any correction, field safety corrective action, removal or other recall would divert managerial and financial resources and could lead to a substantial loss of physician and patient confidence in our products and, consequently, have an adverse effect on our growth prospects or operating results. A correction, field safety corrective action, removal or other recall could also result in substantial litigation, including product liability claims, with liabilities well in excess of our insurance coverage limits. Any of these events could have an adverse effect on our reputation, business, financial condition, results of operations and prospects.
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
government alleging violations of the law. Whistleblowers may be entitled to up to as much as thirty percent (30%) of the government’s financial recovery resulting from such claims. This incentivizes potential whistleblowers to file complaints in federal court, which complaints are relied upon heavily by the government to investigate and prosecute allegations of violations of both the civil False Claims Act and the Anti-Kickback Statute. U.S. enforcement authorities or private whistleblowers acting on behalf of the
U.S. government may file complaints under the civil False Claims Act alleging that we have caused one or more of our customers to submit false submissions for reimbursement from federal health care programs, including Medicare, Medicaid, or the Veterans Affairs program due to alleged kickbacks, the sale of adulterated or misbranded products, or the provision of false or misleading information to our customers or other third parties. For example, in October 2025, we and certain of our employees received civil investigative demands (the “CID”) from the U.S. Department of Justice, Civil Division, in connection with an investigation under the federal Anti-Kickback Statute and Civil False Claims Act (the “Investigation”).
The CID requests information, documents, and testimony focused on our financial and contractual arrangements with providers and our sales and marketing activities. We are cooperating with the
Investigation. We are unable to express a view at this time regarding the likely duration, or ultimate outcome, of the Investigation. Depending on the outcome of the Investigation, there may be a material impact on our business, results of operations, financial condition, or cash flows.
Additionally, under the federal Civil Money Penalty Statute, the Department of Health and Human
Services (“HHS”) may impose civil money penalties against entities that make offers to transfer or transfer remuneration, including gifts, payments or routine waivers of co-payments or deductibles, to any
Medicare beneficiary in order to influence such individual to order or receive any item or service for which payment may be made, in whole or in part, under Medicare and/or a State health care program. The federal Civil Money Penalty Statute also creates potential civil liability, with a lower threshold for violation, of the same types of activities that would violate the criminal Anti-Kickback Statute.
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
The issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity, or enforceability, and our owned or licensed patents may be challenged in the courts or the patent offices of the United States or abroad. Such challenges may result in a loss of exclusivity or in the patent’s claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop third parties from using or commercializing similar or identical products, or limit the duration of patent protection for our technology and products. In addition, changes in either the patent laws, implementing regulations or interpretations of patent laws in the United States or foreign countries may diminish the value of our patent rights.
Even if unchallenged, our owned or licensed patents may not provide us with exclusivity or commercial value for our products, or any significant protection against competitive products, or prevent others from designing around our claims. Our competitors might conduct research and development activities in countries where we do not have patent rights (or in those countries where we do, under safe harbor provisions) and then use the information learned from such activities to develop competitive products for sale in our major commercial markets. Further, if we encounter delays in regulatory approvals, the period of time during which we could market our products under patent protection could be reduced. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
Patent applications are generally maintained in confidence until publication. In the United States, for example, patent applications are maintained in secrecy for up to 18 months after their filing.
Nonpublication requests may allow a United States patent application to go unpublished until issuance.
Similarly, publication of discoveries in scientific or patent literature often lag behind actual discoveries.
Consequently, we cannot be certain that we or our licensors were the first to invent, or the first to file patent applications on our products. There is also no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which could be used by a third party to challenge the validity of our patents or prevent a patent from issuing from a pending patent application.
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
Similarly, changes in patent laws and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which significantly impacts European patents, including those granted before the introduction of the new unitary patent system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court
(“UPC”). As the UPC is a new court system, there is limited precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the ability to opt out of the jurisdiction of the UPC and remain as national patents in the UPC countries. The UPC will provide our competitors with a new forum to centrally revoke European patents and allow for the possibility of a competitor to obtain pan-European injunctions, since patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
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
The examination of each national or regional patent application is an independent proceeding. As a result,

patent applications in the same family may issue as patents in some jurisdictions, such as in the United
States, but may issue as patents with claims of different scope or may even be refused in other jurisdictions. It is also quite common that, depending on the country, the scope of patent protection may vary for the same product or technology. For example, certain jurisdictions do not allow for patent protection with respect to methods of treatment.
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
We do not seek or have patent rights in certain foreign countries in which a market may exist. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our products in all of our expected significant foreign markets. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and could put our patent applications at risk of not issuing. Additionally, such proceedings could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as or similar to our products, and our competitive position in the international market would be harmed.
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
We employ individuals who were previously employed at other medical technology companies. In addition, we use publications that are subject to copyright, as well as proprietary information and materials from third parties in our research. Some of the information and materials we use from third parties may be subject to agreements that include restrictions on use or disclosure. Although we strive to ensure proper safeguards, we cannot guarantee strict compliance with such agreements, nor can we be sure that our employees, consultants and advisors do not use proprietary information, materials or know-
how of others in their work for us. In addition, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or other third parties. Although we have procedures in place that seek to prevent our employees and consultants from using the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor.
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
•quality problems with our products or the Heartflow Platform; and
•the impact of catastrophic events such as a pandemic, cybersecurity events, global business, political and economic instability, including domestic and global inflationary trends, interest rate volatility, and uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto.
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
The vast majority of our revenue and the majority of our expense and capital purchasing activities through the nine months ended September 30, 2025 were transacted in U.S. dollars. Approximately 7% and 8% of our revenue for the three months ended September 30, 2025 and 2024, respectively, and approximately
8% and 9% of our revenue for the nine months ended September 30, 2025 and 2024, respectively, was generated from customers outside the United States. However, because a portion of our operations consists of business activities outside of the United States, we have foreign currency operating expenses as well as asset and liability balances. During the nine months ended September 30, 2025, we were exposed to foreign currency risks in connection with our non-U.S. operations, and we anticipate that, over time, an increasing portion of our international agreements may provide for payment denominated in foreign currencies. Changes in the exchange rates between such foreign currencies and the U.S. dollar could therefore materially impact our reported results of operations and distort period-to-period comparisons. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-U.S. currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.
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
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-
change NOL carryforwards and other tax attributes, such as research and development tax credits, to offset future taxable income and taxes. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of our common stock, applying certain look through and aggregation rules, increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period, generally three years.
Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOL carryforwards for tax purposes in the future. We completed a Section 382 study of our historic ownership changes through December 31, 2024 and no significant limitations were identified. In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOL carryforwards and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused.
If we are limited in our ability to use our NOL and tax credit carryforwards in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOL and tax credit carryforwards, and we could be required to pay taxes earlier than we would otherwise be required, which could cause such NOLs to expire unused. This could adversely affect our results of operations.
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
Prior to our IPO, there was no public market for our common stock. It is possible that an active trading market will not develop or, if developed, that any market will not be sustained, which would make it difficult for you to sell your shares of common stock at an attractive price or at all. An inactive market may also impair our ability to raise capital, to attract and motivate our employees through equity incentive awards and our ability to acquire businesses, brands, assets or technologies by using shares of our common stock as consideration.
The market price of our common stock may be volatile, which could cause the value of your investment to decline and could result in substantial losses for investors.
The market price of our common stock may be highly volatile and could be subject to wide fluctuations due to a variety of factors, some of which may be beyond our control, including:
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
•general economic, industry, market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including inflation, interest rate volatility, and uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto;
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
•December 31, 2030;
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
We incur increased costs and are subject to additional regulations and requirements as a result of becoming a public company, which could lower our profits or make it more difficult to run our
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second annual report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to the rules and regulations of the SEC regarding compliance with Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. We have in the past and may in the future identify control deficiencies, including material weaknesses in our internal control over financial reporting. In connection with the preparation of our consolidated financial statements, material weaknesses in our internal control over financial reporting were identified as of and prior to December 31, 2023, which were remediated in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2024.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the
United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of analysts and investors, resulting in a decline in the market price of our common stock.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of October 31, 2025, our executive officers, directors, owners of more than 5% of our capital stock and their respective affiliates beneficially owned approximately 40.9% of our outstanding shares. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, and any sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up agreements, market standoff and other legal restrictions on resale in place at the time of the IPO lapse, the trading price of our common stock could decline and such decline may be significant. As of October 31, 2025, we had outstanding a total of 85,158,719 shares of common stock. Of these shares, all of the shares of our common stock sold in our IPO, were freely tradable, without restriction, in the public market immediately following our IPO, other than shares purchased by our
“affiliates” (as such term is defined in Rule 144 under the Securities Act).
We and each of our directors, our executive officers and substantially all of our other securityholders have entered into lock-up agreements with the underwriters prior to the completion of our IPO or are subject to market standoff arrangements for a period of 180 days commencing on the date of our IPO. After the expiration of the lock-up agreements and market standoff arrangements, as of October 31, 2025, up to approximately 66.0 million additional shares of common stock will be eligible for sale in the public market, approximately 47.6% of which shares are owned by directors, executive officers and other owners of more than 5% of our outstanding common stock, stock options, warrants and securities convertible into our common stock and will be subject to Rule 144 under the Securities Act.
Based upon the number of shares outstanding as of October 31, 2025, the holders of approximately 55.8 million shares of our common stock, or approximately 66% of our total outstanding common stock, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements and market standoff restrictions described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the
Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders or any perception that these shares may be sold could reduce the market price of our common stock, which price decline may be significant. In addition, a security holder who is not subject to market standoff restrictions with us nor a lock-up agreement with the underwriters may be able to sell, short sell, transfer, pledge or otherwise dispose of their equity interests at any time.
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the
Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) are the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty owed by any of our current or former directors, officers, employees or stockholders to us or to our stockholders, any action asserting a claim against us arising pursuant to the
Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws (as either may be amended from time to time) or as to which the Delaware
General Corporation Law confers jurisdiction on the Delaware Court of Chancery, or any action asserting a claim against us that is governed by the internal affairs doctrine of the State of Delaware. Our amended and restated certificate of incorporation also provides that the federal district courts of the United States is the exclusive forum for the resolution of any complaint asserting a cause of action arising under the
Securities Act. Further, our amended and restated certificate of incorporation provides that the foregoing choice of forum provisions do not apply to suits brought to enforce any liability or duty created by the
Exchange Act, or any other claim for which the federal courts of the United States have exclusive jurisdiction.
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
business.
If we do not use the net proceeds that we received from our IPO effectively, our business, financial condition, results of operations and prospects could be harmed, and the market price of our common stock could decline. Pending their use, we are investing our IPO net proceeds in a variety of capital-
preservation investments, including government securities and money market funds. These investments may not yield a favorable return to our investors.
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
If securities or industry analysts issue an adverse or misleading opinion regarding our stock, or if they cease coverage of us or fail to publish reports on us regularly, our stock price and trading volume could decline.
The trading market for our common stock relies in part on the research and reports that industry or securities analysts publish about us or our business. We do not control these analysts. If any of the analysts who cover us downgrade their evaluations of our stock or issue an adverse opinion regarding us, our business model, our intellectual property or our stock performance, or if our results of operations fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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
None.
Use of Proceeds
For a discussion of the use of proceeds from our IPO, see the information in Part II, Item 2, “Use of
Proceeds” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. There have been no material changes to the use of proceeds from our IPO disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the quarter ended September 30, 2025, three of our directors or officers (as defined in Rule
16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a
“Rule 10b5-1 (c) trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K as follows:
On September 12, 2025, John C.M. Farquhar, our President and Chief Executive Officer, adopted a Rule
10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 427,900 shares of our common stock. The duration of the trading arrangement is until January 11, 2027, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).
On September 12, 2025, Campbell D.K. Rogers, M.D., our Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 254,144 shares of our common stock. The duration of the trading arrangement is until April 2, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).
On September 12, 2025, Julie A. Cullivan, one of our directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 17,122 shares of our common stock. The duration of the trading arrangement is until March 27, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

Item 6. Exhibit Index
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference, into this
Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-42790	3.1	8/11/2025
3.2	Amended and Restated Bylaws.	8-K	001-42790	3.2	8/11/2025
10.1#	Heartflow, Inc. 2025 Performance Incentive Plan.	S-1	333-288733	10.2	7/17/2025
10.2#	Heartflow, Inc. 2025 Performance Incentive Plan Form of Option Agreement (Employee).	10-Q	001-42790	10.3	9/19/2025
10.3#	Heartflow, Inc. 2025 Performance Incentive Plan Form of Option Agreement (Director).	10-Q	001-42790	10.4	9/19/2025
10.4#	Heartflow, Inc. 2025 Performance Incentive Plan Form of Restricted Stock Unit Agreement.	10-Q	001-42790	10.5	9/19/2025
10.5#	Heartflow, Inc. 2025 Employee Stock Purchase Plan.	S-1	333-288733	10.3	7/17/2025
10.6#	Heartflow, Inc. Senior Leadership Severance Policy.	S-1	333-288733	10.4	7/17/2025
10.7#	Heartflow, Inc. Director Compensation Policy.	10-Q	001-42790	10.8	9/19/2025
31.1+	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

HEARTFLOW, INC.

Date: November 12, 2025	By:	/s/ John C.M. Farquhar
John C.M. Farquhar
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Vikram Verghese
Vikram Verghese
Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2025	By:	/s/ Mhairi L. Jones
Mhairi L. Jones
Chief Accounting Officer and VP
(Principal Accounting Officer)