Form 10-K
period 2025-12-31
Heartflow, Inc.
filed 2026-03-18
CIK 1464521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-42790

_________________

Heartflow, Inc.

(Exact name of registrant as specified in its charter)

_________________

Delaware	26-0506743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

331 E. Evelyn Avenue, Mountain View, CA 94041

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (650) 241-1221

_________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	HTFL	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

_________________

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. Therefore, the aggregate market value of its common stock held by non-affiliates as of such date cannot be calculated. The registrant’s common stock began trading on the Nasdaq Global Select Market on August 8, 2025.

The number of shares of registrant’s common stock outstanding as of February 28, 2026 was 85,757,754.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2026 Annual Meeting of Stockholders, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

“Heartflow,” the Heartflow logos, and other trade names, trademarks, or service marks of Heartflow appearing in this Annual Report are the property of Heartflow. Other trade names, trademarks, or service marks appearing in this Annual Report are the property of their respective holders. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, trade names, trademarks, and service marks referred to in this Annual Report appear without the ®, ™, and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trade names, trademarks, and service marks.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. We intend such forward-looking statements contained in this Annual Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions.

Forward-looking statements contained in this Annual Report include, but are not limited to, statements regarding our future results of operations and financial positions, plans for our current and future products, anticipated product launches, the impact of macroeconomic conditions, industry and business trends, and our expectations regarding business strategy, plans, market growth, regulatory climate, competitive landscape and our objectives for future operations.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-

looking statements contained in this Annual Report primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. Forward-looking statements involve known and unknown risks and uncertainties and are subject to other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, those factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report, as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent periodic reports on Form 10-Q and Form 10-K we file with the United States Securities and Exchange Commission. We qualify all of our forward-looking statements by these cautionary statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report.

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.

PART I

Item 1. Business

Overview

We provide software and artificial intelligence (“AI”) designed to deliver a more accurate and clinically effective non-invasive solution for diagnosing and managing coronary artery disease (“CAD”), a leading cause of death worldwide. As of December 31, 2025, our Heartflow Platform has been used to assess CAD in more than 600,000 patients, including 219,000 in 2025 alone. We believe that we are the most widely adopted AI-powered test for CAD. Our novel platform leverages AI and advanced computational fluid dynamics to create a personalized 3D model of a patient’s heart from a single coronary computed tomography angiography (“CCTA”), a specialized type of scan that provides detailed images of the heart’s arteries. Our Heartflow Platform delivers actionable insights on blood flow, stenosis, plaque volume and plaque composition thereby overcoming the limitations of traditional non-invasive imaging tests which rely on indirect measures of coronary disease and lead to higher false negative and false positive rates, as demonstrated by our PRECISE trial. We believe the differentiated accuracy and clinical utility of our Heartflow Platform, along with its ability to enhance workflows, will continue to support our growth and advance the “CCTA + Heartflow” pathway as the definitive standard for the non-invasive diagnosis and management of CAD.

Cardiovascular disease is the leading cause of death worldwide, with CAD being the most lethal form. CAD occurs when plaque—a buildup of cholesterol, fat, calcium and other substances—accumulates on the walls of the coronary arteries, restricting blood flow and increasing the risk of heart attack or stroke. This condition is responsible for half of all cardiovascular-related deaths globally. In the United States alone, the Centers for Disease Control (“CDC”) estimates that approximately 805,000 people suffer a heart attack each year. Despite significant advancements in therapeutic and interventional treatments, CAD remains a leading cause of death globally because healthcare systems generally lack scalable methods to efficiently detect, diagnose and quantify CAD at a personalized level.

CCTA has emerged as a leading non-invasive imaging method for evaluating CAD, offering direct and detailed visualization of the coronary arteries. Unlike traditional stress-based non-invasive tests (“NITs”), CCTA enables physicians to identify the presence and extent of coronary blockage. As a result, CCTA has become the preferred first-line test for patients with suspected CAD, as evidenced by the AHA and ACC guidelines elevating CCTA to Class 1, Level A. However, while CCTA provides superior anatomical imaging, it does not independently quantify the severity of CAD, assess blood flow limitations, or characterize plaque composition—critical factors for determining the most appropriate, personalized course of treatment for a patient.

Our Heartflow Platform builds upon the well-established strengths of CCTA by going beyond its limitations and providing new quantified insights and compelling visualizations of data. By applying our advanced AI-powered technology to a single CCTA scan, we generate a precise, patient-specific analysis that quantifies blood flow, measures plaque burden, and characterizes plaque composition—at every point in the major coronary arteries.

Our Technology

Heartflow enhances CCTA, the most advanced non-invasive imaging modality for assessing CAD, with AI-powered analysis to deliver more accurate and clinically actionable insights for diagnosing and managing CAD. The Heartflow Platform applies deep learning, an advanced form of AI, and computational fluid dynamics to CCTA images to create a personalized 3D model of a patient’s heart based on a single CCTA image. This model provides actionable insights into blood flow, stenosis, plaque volume and plaque composition allowing precise diagnosis, risk stratification, and treatment planning – without the need for an invasive procedure.

We designed our AI-powered software platform to be highly scalable, seamlessly integrate into existing physician workflows for diagnosing CAD, and improve as we ingest more data over time. By leveraging AI to process massive volumes of cases and a “human-in-the loop” quality control process, where learnings are fed back into our algorithms to improve their performance and efficiency, we have scaled our platform to deliver accurate, timely results to benefit physicians and patients alike. Our cloud-based technology has enabled us to rapidly scale to an installed base of more than 1,465 accounts in the United States as of December 31, 2025. We have also built a substantial and growing data asset that has driven refinement of our algorithms for over 10 years and as of

December 31, 2025, we have analyzed and annotated more than 160 million annotated CCTA images. Additionally, through our bi-directional data sharing relationship with our customers we ensure platform enhancements, delivering immediate and tangible benefits through new features, workflow efficiencies, and improved performance.

The CCTA + Heartflow Pathway

When a patient presents with symptoms of CAD and their physician follows the AHA and ACC Class 1, Level A chest pain guidelines by referring the patient for a CCTA, the patient will undergo standard CCTA imaging at the relevant hospital or outpatient facility. At Heartflow-enabled accounts, CCTA images are securely transmitted directly to our cloud-based platform through our embedded software in the hospital or outpatient imaging center. Leveraging proprietary AI and advanced computational fluid dynamics, we create a personalized, 3D digital model of the patient’s coronary arteries, unlocking critical insights beyond what is visible on standard imaging.

Our Heartflow Platform seamlessly integrates into our customer workflows, providing clinically actionable insights directly to the account, which we believe is sufficient for the workflows of our customers. We deliver the Heartflow RoadMap Analysis automatically to the imaging cardiologist or radiologist for every acceptable CCTA patient at our accounts to help drive more efficient CCTA interpretation, workflows and revascularization strategies. In conjunction with the Heartflow RoadMap Analysis, we also provide physicians with a case list that catalogs all their CCTAs and identifies the cases where our Heartflow FFRCT Analysis, Heartflow Plaque Analysis or both would enable them to accurately diagnose clinically significant CAD and plan treatment. With a single click, Physicians can access these analyses on-demand, and we bill the account directly for each product selected. Because Heartflow FFRCT Analysis and Heartflow Plaque Analysis have distinct clinical indications and dedicated billing codes, our workflow helps ensure physicians can order the most appropriate analyses for each patient, supporting both high-quality care and efficient reimbursement processes.

The Heartflow Platform Portfolio

To date, we have developed three software products (with a fourth product expected to launch in the second quarter of 2026) under the Heartflow Platform that provide physicians with the critical insights needed to effectively diagnose and manage CAD:

Heartflow RoadMap Analysis: The Heartflow RoadMap Analysis provides a highly intuitive anatomic visualization of the patient’s coronary anatomy based on CCTA images. It rapidly orients the imaging physician to clinically relevant areas of the patient anatomy and provides a preview of what they will review in the native CCTA images to aid the physician in accurately, efficiently and consistently identifying stenosis in the coronary arteries. Heartflow RoadMap Analysis supports more efficient radiology workflow, improving CCTA read times by 25% and increasing consistency between reviewing physicians by approximately 40%, as demonstrated in our SMART-CT study. Physicians use Heartflow Roadmap Analysis as a first-line assessment tool along with CCTA interpretation to determine whether to order our more detailed Heartflow FFRCT Analysis or Heartflow Plaque Analysis reports. The Heartflow RoadMap Analysis was cleared by the FDA in October 2022, and we began providing it to our customers in the second quarter of 2023. We generally provide Heartflow RoadMap Analysis to accounts as an integrated feature to enhance the efficiency and consistency of their CCTA programs, and it is not a stand-alone product. We believe the efficiency that Heartflow RoadMap Analysis provides our customers has resulted in enhanced customer loyalty and retention.

Heartflow FFRCT Analysis: Our flagship product, Heartflow FFRCT Analysis, consists of a patient-specific, interactive, 3D anatomical reconstruction of the coronary anatomy that calculates blood flow and identifies clinically significant CAD to determine the need for intervention, which is CAD with a fractional flow reserve (“FFR”) value of 0.80 or below, at every point in the major coronary arteries. FFR measures the severity of blood flow restriction in the coronary arteries on a scale of 1.0 (no restriction) to 0.0 (complete blockage) by assessing pressure differences across a stenosis during induced stress, guiding decisions on whether a patient requires invasive revascularization.

The model is color-coded along vessel length, indicating Heartflow FFRCT Analysis values which assist the physician in rapidly and precisely assessing blood flow through the coronary arteries. Our Heartflow FFRCT Analysis has the highest diagnostic accuracy for a non-invasive CAD test and has demonstrated a high level of concordance to invasive FFR, as seen in our PRECISE, NXT and PACIFIC trials. Our product can measure the FFR value and determine whether a lesion is clinically significant – a “clinically significant lesion” means an FFR value of 0.80 or below. Because FFR values are the guideline directed measure to determine the need for invasive revascularization, this data offers a more clinically accurate, non-invasive basis for determining the need for interventional treatment.

Current AHA and ACC guidelines support CCTA + Heartflow FFRCT Analysis as a more efficient care pathway. The guidelines designate CCTA as a Class 1, Level A test for CAD in certain patients with stable or acute chest pain and no known CAD, with our Heartflow FFRCT Analysis given a Class 2a, Level B recognition to help physicians guide patient treatment decisions. This CCTA + Heartflow FFRCT Analysis pathway enables physicians to identify lesions that require revascularization in less than two hours, and guidelines recommend patients with positive Heartflow FFRCT Analysis findings be sent directly to the cardiac catheterization lab for possible treatment. Comparatively, AHA and ACC guidelines provide stress-based testing a Class 1, Level B recommendation, suggesting patients with suspected CAD and positive stress-based test findings first initiate guideline directed medical therapy. Only if symptoms are not resolved by medical therapy, which can last weeks or months, are patients then sent to the cardiac catheterization lab.

Our Heartflow FFRCT Analysis is indicated for patients with stenosis levels between 40% and 90% in any vessel because a physician’s review of a CCTA alone may not appropriately identify the need for treatment in these cases. For example, in the figure below, two patients with >70% stenosis based on CCTA alone would likely be referred for invasive coronary angiography (“ICA”). However, Heartflow FFRCT Analysis provides a more individualized response and reveals that Patient A has an FFRCT value >0.80—but indicating no need for intervention—while Patient B has an FFRCT value <0.80 and should be referred for revascularization. As of December 31, 2025, Heartflow FFRCT Analysis represented 98% of our total revenue.

Heartflow Plaque Analysis: Heartflow Plaque Analysis transforms coronary plaque assessment from a time-consuming and variable manual process, which is seldom clinically used, into a rapid, automated, and highly precise AI-driven solution. The Heartflow Plaque Analysis automatically provides a comprehensive 3D assessment of a patient’s coronary plaque, including a characterization of plaque types and quantification of plaque volumes at every point in the major coronary arteries, enabling optimized medical treatment strategies. The Heartflow Plaque Analysis has been validated against the reference standard of invasive IVUS and shown to have a 95% agreement with IVUS in quantifying total coronary plaque volume in our REVEALPLAQUE study. Moreover, our current findings from the DECIDE registry show the Heartflow Plaque Analysis led to medical management change in over half of patients beyond CCTA alone. Because coronary plaque volume is a strong predictor of a patient’s risk of having a heart attack regardless of ASCVD risk score, coronary artery calcium (“CAC”) score, or stenosis, this data offers incremental predictive power over risk factors and stenosis alone and can aid the physician in optimizing medical management. Furthermore, only quantified plaque analysis based on CCTA can assess non-calcified plaque, which has a higher risk for causing a heart attack as compared to calcified plaque. In contrast, while CAC scores also use a CT scan to measure plaque, they estimate CAD risk based solely on calcified plaque. We believe that our Heartflow Plaque Analysis is applicable to the approximately 60% of CCTA patients identified as having 1% to 69% stenosis and adds significant value over review of CCTA alone, which is unable to precisely quantify or characterize the type or volume of plaque that would impact a physician’s treatment plan.

In addition to its comprehensive plaque assessment capabilities, Heartflow Plaque Analysis incorporates a nomogram derived from an extensive international cohort of over 11,000 patients. This nomogram stratifies coronary atherosclerotic plaque volumes by age and sex, providing physicians with a valuable reference to contextualize individual patient data against population-based benchmarks. By leveraging this tool, clinicians can more precisely assess a patient’s CAD risk, facilitating personalized treatment strategies. This integration of large-scale data enhances the actionable insights delivered by Heartflow Plaque Analysis, supporting more informed clinical decision-making. Data from our DECIDE Registry showed Heartflow Plaque Analysis led to medical management change in over 51% of patients beyond coronary computed tomography angiography (CCTA) alone, regardless of traditional risk factors or CCTA findings. The DECIDE Registry is the largest prospective study of its kind, we recently completed enrollment of approximately 22,000 patients at 30 sites across the United States.

Our Heartflow Plaque Analysis was cleared by the FDA in October 2022. We began our limited market education efforts in the second half of 2023, and we expect to broaden our market education efforts as payor coverage for Heartflow Plaque Analysis increases. Our Heartflow Plaque Analysis is included in the most recent version of EviCore by Evernorth cardiac imaging guidelines, which provides coverage guidelines to leading commercial payers, such as United Healthcare, Cigna, and Highmark BCBS, effective October 1, 2025.

Heartflow PCI Navigator: Heartflow PCI Navigator, which we expect to launch in the second quarter of 2026, will enable pre-PCI assessment of coronary anatomy, lesion-specific physiology and plaque localization through an interactive 3D model, combined in a single interface. The tool will provide interventional cardiologists with advanced visualization and clinical insights to help answer critical questions for revascularization strategies, such as which lesions to treat, how to treat them, the complexity of PCI, the need for calcium modification, what ancillary tool to use and how to optimize stent quantity, size and placement. We expect Heartflow PCI Navigator to offer procedural efficiency through advanced preparation, improved patient care by ensuring optimal treatment at the right time and increased clinician confidence with detailed pre-procedure knowledge. We plan to provide Heartflow PCI Navigator to accounts as an integrated feature to enhance procedural efficiency, not as a stand-alone product.

We anticipate launching Plaque Tracker, our fifth product, in 2027. Plaque Tracker will enable longitudinal plaque analysis of sequential CCTAs to measure the efficacy of medical therapy based on plaque regression.

With over a decade of commercial presence, we have established a competitively differentiated data set of more than 160 million annotated images, which is primarily sourced from our commercial relationships with customers, driving training and refinement of our algorithms for over 10 years and the ability to train new AI models for future products.

We believe our Heartflow Platform delivers the following key benefits:

•A more accurate non-invasive test for CAD, clinically validated to provide superior assessment of blood flow, plaque volume and plaque characterization compared to traditional non-invasive methods. We believe the Heartflow Platform is the most extensively studied AI-enabled test for CAD. Our belief is grounded in our analysis, including that the Heartflow Platform and its accuracy, clinical utility and economic benefits have been evaluated in over 200 clinical studies and more than 365,000 patients, including our PRECISE and FORECAST trials, each a large randomized controlled trial, with results published in over 600 peer-reviewed clinical publications.

•More informed assessments, personalized care, and better risk stratification, positively impacting physician decisions on which patients should receive an intervention, supporting more efficient intervention planning and driving more personalized medical management.

•Superior economic efficiency and enhanced interventional treatment planning, accurately identifying more patients who need interventional treatment while reducing unnecessary invasive procedures—significantly improving the efficiency of the catheterization lab and therefore hospital economics.

•Proprietary, secure bi-directional data communication with customers that feeds a growing database of approximately 110 million annotated CCTA images that we leverage to improve the Heartflow Platform’s accuracy, automation and clinical utility and seamlessly deliver new features and workflow efficiencies to our customers.

•Improved workflow through our Heartflow RoadMap Analysis that, as demonstrated in our SMART-CT study, reduces CCTA interpretation times by approximately 25% and reduces variability between reviewing physicians by approximately 40%, leading to more consistent diagnoses and standardized patient care.

•Better patient and provider experience, by leveraging a single CCTA for all of our products, patients complete their test in approximately 20 minutes with significantly lower radiation exposure compared to nuclear imaging tests such as SPECT and PET that take multiple hours and require radioactive tracers to be injected into the bloodstream. By providing a definitive diagnosis upfront, the Heartflow Platform eliminates the need for layered testing, streamlining the patient journey and reducing anxiety associated with uncertain or inconclusive results.

Beyond the commercialization of Heartflow FFRCT Analysis and Heartflow Plaque Analysis in symptomatic CAD, we see a significant market opportunity for our technologies in at-risk individuals who show no symptoms. To unlock this potential, we are continuing to evaluate new product opportunities and appropriate clinical evidence supporting eventual regulatory approval, payor coverage and commercialization.

Our clinical studies, including the PRECISE, NXT and PACIFIC trials, have consistently demonstrated that the Heartflow Platform is more accurate than traditional non-invasive tests and highly concordant to invasive testing, reduces unnecessary invasive testing, and enables physicians to optimize treatment and ultimately provide more efficient care.

Current clinical guidelines strongly support the adoption of the Heartflow Platform. The CCTA + Heartflow FFRCT Analysis pathway is supported by the American Heart Association (“AHA”) and American College of Cardiology (“ACC”) guidelines, with CCTA identified as a Class 1, Level A test and Heartflow FFRCT Analysis identified as a Class 2a, Level B test for the diagnosis of CAD in certain patients with stable or acute chest pain and no known CAD. The AHA and ACC guidelines utilize Classes and Levels to indicate the strength of a recommendation and the quality of supporting evidence, respectively. Class 1 represents the strongest recommendation, followed by Class 2a, which represents a moderate recommendation. Similarly, Level A signifies the highest quality of evidence, while Level B indicates moderate quality.

Our Heartflow FFRCT Analysis is reimbursed under a dedicated Category I Current Procedural Terminology (“CPT”) code, effective as of January 1, 2024, and has established coverage policies representing approximately 99% of covered lives in the United States. A Category I CPT code was established for Heartflow Plaque Analysis, effective January 1, 2026, with five of the seven Medicare Administrative Contractors (“MACs”) issuing final local coverage determinations (“LCDs”) that determined this analysis is medically necessary for certain Medicare patients in these MACs’ jurisdictions, and the remaining MACs providing coverage on a case-by-case basis, which represents approximately 75% of covered lives in the United States. A Category I CPT code designates a procedure or service that uses device(s) with Food and Drug Administration (“FDA”) clearance or approval (when required), is performed by many physicians across the United States for its intended clinical use, aligns with current medical practice, and has documented efficacy in literature. The Category I CPT status for our Heartflow FFRCT Analysis and Heartflow Plaque Analysis validates their widespread use and support adoption in clinical practice.

We primarily generate revenue on a “pay-per-click” basis each time a physician chooses to review either our Heartflow FFRCT Analysis, Heartflow Plaque Analysis, or both. Heartflow FFRCT Analysis has served as our commercial foundation, representing 98% of our total revenue as of December 31, 2025. In the second half of 2023, we initiated limited market education efforts for Heartflow Plaque Analysis, our second commercial product. Our Heartflow RoadMap Analysis is generally provided as a workflow efficiency tool to drive customer retention and loyalty and is not a stand-alone product. We expect to launch our next product, Heartflow PCI Navigator, in the second quarter of 2026 as an integrated feature to enhance procedural efficiency, not as a stand-alone product.

Our Growth Strategies

We believe the following strategies will play a critical role in our continued growth:

•Expand adoption of our Heartflow Platform by new accounts: As of December 31, 2025, we have successfully deployed our Heartflow Platform in more than 1,465 accounts in the United States. We intend to drive further adoption by leveraging our existing Territory Sales Managers (“TSMs”), who are responsible for acquiring new accounts, while selectively expanding our team to capture additional geographic opportunities.

•Broaden awareness of the CCTA + Heartflow pathway to drive volume at existing accounts: While we have achieved significant commercial adoption to date, including 195,000 patients on our Heartflow Platform in the U.S. in 2025 alone, we believe this represented less than 2% of our overall market opportunity and approximately 19% of current U.S. CCTA volumes. To expand adoption, we are actively educating physicians on the AHA and ACC chest pain guidelines that support CCTA plus Heartflow FFRCT Analysis as the preferred pathway for diagnosis and management of CAD.

•Increase adoption of our Heartflow Plaque Analysis product: Broad commercial reimbursement coverage and the conversion to Category I CPT code are important for widespread adoption of Heartflow Plaque Analysis. A new Category I CPT code, 75577, was also recently established to describe our Heartflow Plaque Analysis, which took effect in January 2026 and as of January 2026, all seven Medicare Administrative Contractors (“MACs”) covered Plaque Analysis. Beginning in October 2025, many commercial payers, including Aetna, Cigna, and United Healthcare, initiated coverage for Plaque Analysis following an update to the EviCore cardiac imaging guidelines. Since Heartflow Plaque Analysis runs on the same CCTA scan as Heartflow FFRCT Analysis, we expect favorable operating and gross margin leverage as its adoption increases.

•Invest in additional clinical evidence to support adoption and expand our indications: We believe we have developed the largest clinical evidence base supporting a non-invasive AI-powered diagnostic for CAD and expect to continue to invest in clinical evidence to extend our leadership position. Beyond the commercialization of Heartflow FFRCT Analysis and Heartflow Plaque Analysis in symptomatic CAD, we see a significant market opportunity for our technologies in at-risk individuals who show no symptoms. To unlock this potential, we are continuing to evaluate new product opportunities and appropriate clinical evidence supporting eventual regulatory approval, payor coverage and commercialization.

•Extend our technology leadership through continued investment in our platform: Our ongoing research and development initiatives are focused on introducing products, features and improvements to maximize customer value. We prioritize advancements in four key areas including: improving our algorithms by leveraging extensive clinical data to improve accuracy and efficiency; optimizing clinical utility to better support physicians in diagnosis, patient management, and treatment planning; enhancing ease of use through seamless workflow integration to improve operational efficiency; and expanding our platform’s applications to serve a broader patient population.

•Leverage our platform to pursue adjacent and international markets: We believe our installed base and integrated platform technology approach allow us to add on new analysis and insights within the same product experience. Our relationships with referring and imaging physicians provide us with insights into unmet clinical and workflow needs, while our extensive database of CCTA images and AI capabilities enable us to develop and integrate new algorithm-based solutions. In the future we may choose to selectively expand our geographic footprint by strengthening our presence in existing international markets, entering new international markets, or exploring adjacent market opportunities in the U.S. and abroad.

Our Production Process

Our production process involves a sophisticated and highly refined system that combines advanced machine learning algorithms with “human-in-the loop” quality control process, where learnings are fed back into our algorithms to improve their performance and efficiency. After the CCTA test is complete, the patient’s images are securely transferred to our cloud-based system through our established software that integrates directly into the account’s infrastructure.

When the images arrive, we leverage multiple machine learning algorithms which have been trained from a database of millions of annotated CCTA images to precisely segment CCTA data and extract patient-specific 3D anatomy, which includes the coronary tree, myocardium and other anatomic features. The quality of CT images and the anatomy extracted by our algorithms is inspected through proprietary software that guides quality-oriented production analysts through each step to review and potentially correct the segmentation, as needed. Our machine learning algorithms then utilize any analyst inputs to generate a final 3D model of the coronary vessels. Our algorithms then compute stenosis, plaque volumes and plaque characteristics as well as blood flow simulation with computational fluid dynamics over the entire coronary tree. The simulated blood flow and pressures allow calculation of quantitative Heartflow FFRCT Analysis values at every point on the coronary tree. Once complete, our Heartflow RoadMap Analysis, Heartflow FFRCT Analysis and Heartflow Plaque Analysis are securely delivered directly to the physician in multiple formats: an interactive web experience where they can explore the data in detail, PDF summaries, and direct delivery into the electronic medical record.

The corrections and changes from the analyst quality inspection step are stored in a database as labels for training our algorithms. New and improved versions of our algorithms using the latest machine learning methodologies are trained with incrementally more labels and released over time and incorporated into our platform. The core algorithms for the 3D coronary anatomic model and Heartflow FFRCT Analysis are now on their 3rd generation with improvements over time. This iterative approach of combining improved algorithms with human quality control processes continues to enhance the accuracy and efficiency of our technology.

We have also invested significantly in automating our production process through improved algorithm performance, visualization, and internal workflow enhancements.

Our Data Security

Our Heartflow Platform relies on industry-leading security controls, including encryption at rest and in transit, multi-factor and single-sign on authentication, granular authorization and a secure development lifecycle. We have designed the Heartflow Platform to de-identify data for processing, ensuring the most identifiable sensitive data (including PHI) remains segregated, encrypted, and within source regions, limiting privacy and security risk. Our commitment to information security is demonstrated by our HITRUST, ISO 27001, ISO 13485, SOC 2 Type 2 and UK CyberEssentials certifications.

Our Clinical Results and Economic Evidence

We believe the Heartflow Platform is the most studied AI-enabled test for CAD. The accuracy, clinical utility and economic benefits of our Heartflow Platform have been evaluated in over 200 clinical studies and more than 365,000 patients, including our PRECISE and FORECAST trials, each a large randomized controlled trial, with results published in over 600 peer-reviewed clinical publications. Collectively, this extensive body of clinical evidence has supported regulatory approvals for our products, established broad payor coverage and society guideline inclusion for our Heartflow FFRCT Analysis, and is driving rapid commercial adoption of our portfolio of products. We have sponsored 50 of the 200 clinical studies and are continuing to invest in evidence that highlights the clinical utility and economic benefits of our Heartflow Plaque Analysis to support expansion of payor coverage and commercial adoption. In the future, we expect to begin enrollment in three randomized clinical trials focused on high-risk asymptomatic sub populations to expand the addressable market for our products.

Our clinical programs have been focused on (i) validating the accuracy and reproducibility of our product offerings relative to invasive reference standards and non-invasive alternatives, (ii) establishing the differentiated clinical utility of our products relative to non-invasive alternatives, and (iii) demonstrating the economic benefits associated with our products including reduced costs for payors and improved efficiency for providers. Our studies, including the PRECISE, NXT and PACIFIC trials, have consistently demonstrated that the Heartflow Platform is more accurate than traditional non-invasive tests and highly concordant to invasive testing, reduces unnecessary invasive testing, and enables physicians to optimize treatment and ultimately provide more efficient care. The “p-values” noted below indicate the measure of the study’s “statistical significance,” which refers to the likelihood that a result or relationship is caused by something other than random chance or error. The “p-value” indicates the probability value that the results observed in a study were due to chance alone. A p-value of < 0.05 is generally considered statistically significant, meaning that the probability of the results occurring by chance alone is less than five percent. The lower the p-value, the less likely that the results observed were random.

None of the studies discussed below that collected adverse event data related to the Heartflow Platform reported adverse events related to the Heartflow Platform.

Our Heartflow FFRCT Analysis

Accuracy and reproducibility: Numerous foundational clinical trials in cardiology, including the FAME 1 and FAME 2 RCTs have demonstrated that FFR values are the most accurate predictors of the need for intervention in patients with CAD. Key clinical studies that have supported the accuracy and reproducibility of Heartflow FFRCT Analysis relative to invasive FFR testing and non-invasive alternatives include:

•NXT (2014): Our Company-sponsored NXT trial was the basis for de novo 510(k) FDA clearance of Heartflow FFRCT Analysis. It was a prospective, blinded, core-lab adjudicated trial in which CCTA was performed prior to non-emergent ICA in stable patients with suspected CAD. Heartflow FFRCT Analysis values based on the CCTA were compared to invasive FFR values. The trial also compared the efficacy of Heartflow FFRCT Analysis relative to CCTA alone for predicting FFR values. NXT studied 254 patients who were scheduled to undergo clinically indicated ICA and who had CCTA performed within 60 days before ICA or who agreed to undergo CCTA within 60 days before ICA and studied 484 vessels at 10 centers in Europe, the United Kingdom, Japan, Korea, and Australia. The results showed that Heartflow FFRCT Analysis is highly accurate compared to the reference standard of invasive FFR, with a per-vessel accuracy of 86% compared with 65% for CCTA alone (p < 0.001).

•PACIFIC (2019): The PACIFIC trial was an investigator-initiated, prospective study funded by the Company to evaluate in a head-to-head manner the diagnostic performance of several non-invasive tests commonly used to identify functionally significant CAD. At a single site in the Netherlands, a total of 208 patients with suspected stable CAD underwent CCTA, SPECT and PET, and then used ICA with invasive FFR as the reference standard. The Heartflow FFRCT Analysis was not initially included in the PACIFIC study, but the investigators subsequently undertook a retrospective PACIFIC FFRCT sub-study to evaluate the diagnostic performances of Heartflow FFRCT Analysis compared to CCTA, SPECT, and PET. Using invasive FFR as the reference standard, the Heartflow FFRCT Analysis demonstrated the highest diagnostic performance for vessel-specific ischemia of all tested noninvasive tests, with an AUC (Area Under the Curve) of 0.94 compared with PET (0.87), CTA (0.83), and SPECT (0.70) (p < 0.001 for all).

Differentiated utility, improved clinical and economic outcomes: Numerous studies have demonstrated that use of Heartflow FFRCT Analysis favorably impacts clinical management, supporting physicians in making more informed and better patient-specific decisions about intervention which drives more efficient use of resources. Key company-sponsored clinical studies that demonstrated the impact of Heartflow FFRCT Analysis on clinical decision-making, outcomes and provider and payor economics include:

•ADVANCE (2018): Our Company-sponsored ADVANCE prospective registry studied 5,083 patients at 38 centers across the United States, United Kingdom, Europe, and Japan whose CCTA showed CAD, in order to determine whether the incremental addition of Heartflow FFRCT Analysis resulted in a change in patient management. Results at 90 days showed that Heartflow FFRCT Analysis findings drove a change in management plan for 67% of patients and that Heartflow FFRCT Analysis values >0.80 did not have any reported major adverse cardiovascular events compared to those with values 0.80 or below who experienced higher rates of major adverse cardiovascular events (p < 0.01) despite overwhelmingly non-invasive patient management. Additionally, CCTA-based stenosis severity was determined to be a poor predictor of Heartflow FFRCT Analysis values, demonstrating that CCTA alone was not as effective for clinical decision-making. A review of outcomes at one year showed that physician management decisions were safe and durable and that deferral of an invasive procedure based on Heartflow FFRCT Analysis was safe and appropriate, as it was highly unlikely to result in a later revascularization or adverse clinical event.

•PRECISE (2023): Our Company-sponsored PRECISE trial was a prospective randomized controlled study conducted at 65 centers across the United States, Canada, the United Kingdom, and Europe which compared decision-making and outcomes based on a CCTA + Heartflow FFRCT Analysis pathway with the “usual care” pathway which involved alternative non-invasive or invasive testing methods chosen by the clinician, such as exercise electrocardiogram, stress echocardiogram, stress nuclear myocardial perfusion imaging (single-photon emission CT or positron emission tomography), stress cardiovascular magnetic resonance imaging, or catheterization. The study included 2,103 participants without known CAD or prior testing and had a median follow up of 11.8 months. The study found that, compared with the “usual care” pathways, CCTA + Heartflow FFRCT Analysis was 78% more likely to identify patients in need of revascularization (p < 0.001), and resulted in a 69% reduction in diagnostic-only ICA. The net effect of this pathway was 2x the yield of ICA leading to a revascularization procedure, from 30.5% of cases to 71.9% of cases. As a result, our internal analysis based on the PRECISE data demonstrated a 20% increase in net revenue for the cardiac catheterization lab, on average.

•PLATFORM (2015): Our Company-sponsored PLATFORM trial was a prospective controlled study of sequential cohorts that enrolled 584 patients across 11 centers in the United Kingdom and Europe. The study assessed the clinical and economic impacts of using a CCTA + Heartflow FFRCT Analysis pathway to select patients with stable, new onset chest pain for ICA. The study compared outcomes between cohorts with a “usual care” invasive pathway to a CCTA + Heartflow FFRCT Analysis pathway. The study found that the CCTA + Heartflow FFRCT Analysis pathway reduced the rate of unnecessary ICA by 83% from 73% to 12% (p < 0.0001) and showed a 23% reduction in costs at 90 days and a 32% reduction (p < 0.0001) in costs at one year based primarily on the avoidance of unnecessary invasive procedures.

Our Heartflow Plaque Analysis

Our clinical portfolio includes 10 studies and over 25 peer-reviewed publications specific to Heartflow Plaque Analysis. These studies and publications, which include large, multi-center, international trials, document the performance, accuracy and clinical utility of Heartflow Plaque Analysis as well as its positive impact on the physician’s ability to assess risk and manage outcomes. By providing more accurate and detailed information on plaque types and volumes than can be achieved with traditional non-invasive tests or risk measures, Heartflow Plaque Analysis supports more appropriate, precise medical management. Key studies that support the clinical benefits of Heartflow Plaque Analysis include:

•REVEALPLAQUE (2024): Our Company-sponsored REVEALPLAQUE study demonstrated the accuracy of Heartflow Plaque Analysis relative to IVUS, the accepted reference standard for coronary plaque measurement and characterization. REVEALPLAQUE was a prospective, blinded, core-lab adjudicated trial that enrolled 237 patients, with 432 lesions, in the United States and Japan and compared coronary plaque quantification and characterization between Heartflow Plaque Analysis and IVUS. The study showed that Heartflow’s Plaque Analysis results for total plaque volume, calcified plaque, and non-calcified plaque were strongly correlated with IVUS measurements, achieving 95% agreement with IVUS.

•DECODE (2024): Our Company-sponsored DECODE study evaluated the impact of the Heartflow Plaque Analysis on clinical decision-making using data from 100 patients who underwent CCTA. For each case, three cardiologists with expertise in reading CCTA and preventive therapies aligned on a management plan based on patient demographics, clinical history, and the CCTA alone. The cardiologists were then provided with Heartflow Plaque Analysis for the same patients and asked to determine a management plan. The results showed that the use of Heartflow Plaque Analysis led to changes in treatment plans for 66% of patients, including 63% of patients who had medical management up-titrated. The likelihood of changing the management plan increased with higher CAC scores and was more pronounced in patients with significant coronary stenosis; however, even 50% of patients with a CAC score of 0 had a revised management plan with Heartflow Plaque Analysis.

•ADVANCEPLAQUE (2024): The ADVANCEPLAQUE study is a retrospective analysis of our ADVANCE trial after 1-year follow up (see above for more information related to our Company-sponsored ADVANCE trial). In a multi-variate analysis of the data, high total plaque volume as identified by Heartflow Plaque Analysis was shown to be an independent predictor for the risk of adverse clinical cardiac events. In addition, the risk of an adverse cardiac event was shown to be 2x higher in patients where Heartflow Plaque Analysis showed a higher total plaque burden compared to those with a lower plaque burden.

•EMERALD 2 (2024): The EMERALD 2 study, funded by the Company, enrolled 351 patients who presented with acute coronary syndrome, including specifically-identified culprit plaque rupture, within 3 years following a CCTA across the United States, Canada, Denmark, Italy, Hungary, Belgium, Australia, Japan and South Korea. The study sought to investigate the additive value of AI-enabled quantitative coronary plaque analysis together with hemodynamic analysis as predictors of the subsequent plaque rupture. The study showed that adding the CCTA-derived, AI-enabled measures derived from FFRCT and Plaque Analyses predicted plaque rupture more accurately than the reference model of CCTA alone (p < 0.001).

•DECIDE: Based on the success of our DECODE study, which supported CMS coverage for Heartflow Plaque Analysis, we initiated in March 2024 the DECIDE registry, a prospective real world analysis measuring the impact of Heartflow Plaque Analysis on changes in treatment decisions compared to CCTA alone or alternative non-invasive tests. In contrast with DECODE in which physicians retrospectively identified revised patient management plans, physicians in our DECIDE registry used Heartflow Plaque Analysis information to implement real world patient management changes, with medical management changes being defined to include a treatment modification, such as initiating, discontinuing or changing dosage for a preventative or anti-ischemic therapy, additional laboratory testing, a referral for a specialist, or undergoing stress testing or ICA between 90 and 180 days post-CCTA. The study’s primary endpoint is change in medical management following Heartflow Plaque Analysis, performed 90 days after the CCTA and made available to the clinician already treating the patient, compared to the initial medical management plan determined by the clinician based on the CCTA alone, and the secondary endpoints will examine changes in key outcomes including death, heart attack, revascularization, cardiovascular medication changes and cardiovascular hospitalizations at both 90-days and one-year follow-up. DECIDE was initiated in March 2024 and we recently completed enrollment of approximately 22,000 patients across 30 sites in the United States. Our current findings from the DECIDE registry show the Heartflow Plaque Analysis led to medical management change in over half of patients beyond CCTA alone, demonstrating a high clinical utility in guiding individualized management of patients. We believe that the outcomes of the DECIDE registry will support expanded commercial payor coverage and continued adoption of Heartflow Plaque Analysis.

Other Clinical Studies

The following summarizes the results of additional clinical studies that were not supported, sponsored, or funded by the Company.

•SCOT-HEART (2015): SCOT-HEART was a foundational open-label, multi-center, parallel group randomized controlled trial that compared the standard of care against the standard of care with CCTA. The study registered 4,146 patients across 12 sites in Scotland. Enrollment was open to patients aged 18–75 years who had been referred by a primary-care physician to a dedicated cardiology chest pain clinic with suspected stable angina due to coronary heart disease. The study highlighted the clinical superiority of CCTA over traditional stress-based NITs, finding a significant 41% reduction in the rate of death or non-fatal heart attacks after five years in patients who underwent CCTA evaluations. The study also demonstrated that patients in the CCTA group had higher rates of preventative therapies throughout follow-up: antiplatelet therapy use fell from 48% (baseline) to 41% (at 1 year) in the standard of care group (p < 0.001), whereas it increased from 49% (baseline) to 52% (at 1 year) in those in the CCTA group (p = 0.017). Statin use increased in both groups, from 43% to 50% (at 1 year) in the standard of care group and from 44% to 59% (at 1 year) in the CCTA group (p < 0.001 for both groups), but this was greater in those assigned to the CCTA group (p < 0.001).

•FAME 1 (2009): The foundational FAME 1, a prospective randomized controlled trial, enrolled 1,005 patients with multi-vessel CAD across 20 sites in the United States and Europe. The study, along with FAME 2, showed that deferring intervention is superior when blood flow, as measured by FFR, was greater than 0.80 but that when FFR was below this same level, intervention was superior to optimal medical therapy. In FAME 1, patients diagnosed with CAD by ICA and planned ICA had rates of major adverse cardiovascular events that were lower with deferral of FFR negative lesions than with angio-guided PCI of all lesions independent of FFR (18.3% vs. 13.2%) (p = 0.02). In addition, 78% of the patients in the angiography group were free from angina at 1 year, as compared with 81% of patients in the FFR group (p = 0.20).

•FAME 2 (2014): The foundational FAME 2, a prospective randomized controlled trial, enrolled 1,220 patients across 28 sites in Europe and North America. The enrolled patients were appropriate candidates for PCI in stable condition who had angiographically assessed one-, two-, or three-vessel CAD suitable for PCI. The study demonstrated that patients diagnosed with CAD by ICA and with invasively-measured positive FFR had rates of major adverse cardiovascular events that were lower with PCI and medical management than with medical management alone (8.1% vs. 19.5%) (p < 0.001). This reduction was driven by a lower rate of urgent revascularization in the PCI group (4.0% vs. 16.3%) (p < 0.001), with no significant between-group differences in the rates of death and myocardial infarction.

Sales and Marketing

We market and sell our Heartflow Platform in the United States through a direct sales organization. We have developed a highly scalable, capital efficient commercial model that combines TSMs who drive new account adoption with Territory Account Managers (“TAMs”) who focus on increasing utilization by educating referring physicians. Our commercial team does not cover cases or otherwise spend time in an operating room or lab setting, which enables them to focus solely on driving commercial adoption and educational activities.

As of December 31, 2025, our U.S. commercial team included TSMs focused on opening new accounts, TAMs who are focused on broadening referring physician awareness of the CCTA + Heartflow pathway and driving increased volumes at accounts in our installed base, and our customer success organization that supports seamless onboarding, implementation and ongoing utilization at our accounts. We support our direct commercial efforts with a marketing team that generates demand for the CCTA + Heartflow pathway and highlights clearly defined value propositions for the various stakeholders across our customer base, including cardiologists, radiologists and interventional cardiologists.

Our TSMs engage with physicians to communicate the value proposition of the Heartflow Platform, leveraging our large base of clinical evidence to highlight its clinical and economic benefits as well as the lack of any new capital equipment purchase to drive new account adoption. Our TSMs have substantial experience selling into cardiology and radiology practices as well as engaging with broad stakeholders to establish new diagnostic and therapeutic solutions, employing an enterprise sales strategy. Our TAMs utilize our extensive clinical compendium to educate and train physicians on the benefits of our platform, ultimately driving more referrals to our accounts. Our TAMs have strong backgrounds in establishing new, disruptive therapies and growing a cardiology referral base.

Our technology is simple and intuitive and does not require the purchase of any capital equipment. Our onboarding process seamlessly integrates the Heartflow Platform into the customer’s daily workflow. These unique attributes of our business model afford our commercial organization a differentiated level of efficiency and scalability.

We also have small, direct commercial teams in the United Kingdom, Japan and other countries in the European Union. We may continue to expand our commercial activities outside the United States in areas where we see potential opportunity and supportive reimbursement dynamics.

Research and Development

We have invested significantly in research and development efforts over more than a decade to establish the first and most widely adopted AI-enabled non-invasive test for CAD that is authorized for marketing in the United States. We have built sophisticated AI-based algorithms and established an intuitive, easy to use web and mobile customer interface, developed secure data transfer software, a scalable cloud database, and quality review software, all while facilitating operational scalability. Our highly skilled and focused research and development (“R&D”) team has been pioneering AI-based coronary imaging for over a decade and remains uniquely positioned to continuously advance our Heartflow Platform. Our R&D team is comprised of PhD research scientists with expertise in AI-based algorithms and medical imaging, alongside software engineers skilled in cloud architecture, AI algorithms, machine and deep learning and 3D visualization, as well as product managers and designers who ensure optimal customer experience and design.

We are continuing to invest in research and development efforts with the goal of driving improvements to the Heartflow Platform and expanding its applicability to additional disease states and patient populations. Our near- to medium-term research and development priorities include: (i) continuing to train and improve our AI algorithms to drive greater quality and efficiency and reduce manual involvement; (ii) enhancing product features for both Heartflow FFRCT Analysis and Heartflow Plaque Analysis; (iii) developing additional workflow enhancements for our customers; and (iv) expanding indications for our platform, including asymptomatic risk prediction.

Reimbursement

The ability of our customers to obtain third-party payor coverage and payment for our Heartflow Platform products for their patients is important to our business. Demand for our existing and new products is, and will continue to be, affected by the extent to which government healthcare programs, such as Medicare and Medicaid, and private health insurers, reimburse our customers for the use of our products with their patients in the countries where we do business. We have successfully engaged with third-party payors in major markets throughout the world to obtain coverage, coding, and payment rates for our products. Nonetheless, not all third-party payors reimburse our customers for our products in all situations. Third-party payor reimbursement for the Heartflow FFRCT Analysis is broad; however, Heartflow Plaque Analysis is our second commercial product, and we continue to work to expand coverage and payment for its use. Even if we develop or acquire a promising new product that has been cleared for commercial distribution by the FDA, demand for the product may be limited unless our customers are reimbursed at favorable rates by private health insurers and government healthcare programs.

Our Heartflow FFRCT Analysis is reimbursed under a Category I CPT code, 75580, effective as of January 1, 2024, and third-party payors have established coverage policies for Heartflow FFRCT Analysis that apply to approximately 99% of covered lives in the United States. A new Category I CPT code, 75577, was also recently established to describe our Heartflow Plaque Analysis, which took effect in January 2026. Our Heartflow Plaque Analysis is covered by Medicare, with five of the seven MACs issuing final LCDs that determined this analysis is medically necessary for certain Medicare patients in these MACs’ jurisdictions, and the remaining MACs providing coverage on a case-by-case basis. As of January 2026, coverage for Heartflow Plaque Analysis represents approximately 75% of covered lives in the United States.

In November 2025, CMS finalized a national payment rate for the AI-Enabled Coronary Plaque Analysis service reported with new code 75577, which includes our Heartflow Plaque Analysis when performed in the physician office setting. The national Medicare payment rate for our Heartflow Plaque Analysis was effective January 1, 2026.

Seasonality

Our revenue has fluctuated, and we expect it to continue to fluctuate from quarter-to-quarter due to a variety of factors including the seasonality and the number of business days. With respect to seasonality, our first quarter revenue may be harmed by adverse weather and the setting of annual patient healthcare insurance plan deductibles. In addition, we may experience fluctuations in the volume of Heartflow Platform usage by our customers based on seasonal factors that impact the number of radiologists and support staff available to conduct CCTAs at customer accounts.

Competition

We consider our primary competition to be traditional non-invasive tests for CAD including primarily stress tests such as SPECT, stress echocardiography and PET. The primary providers of imaging systems that perform these tests include Siemens Healthineers AG, GE Healthcare, Koninklijke Philips N.V. and Canon Medical Systems Corporation. These companies also manufacture CT scanners and therefore have a vested interest in growing the

CCTA market in addition to protecting their share of the non-invasive market. These are large, multi-national, commercial organizations with significant resources and distribution capabilities.

We also face competition from companies that have developed or are developing AI-based platforms that leverage CCTA to diagnose CAD, including earlier-stage companies such as Cleerly, Inc., Elucid Bioimaging Inc. and Keya Medical Technology Co., Ltd. We may also face competition from companies developing AI-based platforms, even if they are not currently in the CAD market.

We believe the primary competitive factors in our market include: (i) the accuracy, reliability, and utility of the test as demonstrated by the strength and quality of clinical data directly utilizing the test and supporting it; (ii) speed and efficiency of achieving a definitive diagnosis at scale; (iii) per patient economics including reimbursement rates and relative costs; (iv) availability and ease of use including integration within hospital systems and clinical workflows as well as customer support; and (v) effective marketing and physician education efforts as well as ability to impact physician mindshare and historical practice patterns.

Intellectual Property

Our success depends in part on our ability to obtain, maintain and defend our patent and other proprietary rights for the Heartflow Platform, the validity and enforceability of our patents, our ability to operate without infringing the valid and enforceable patents and proprietary rights of third parties and the continued confidentiality of our know-how and trade secrets. We are actively involved in research and development and therefore seek to protect the investments we have made into the development of the Heartflow Platform and our proprietary technology by relying on a combination of patents, trademarks, trade secrets, and licenses, as well as through internal compartmentalization processes, confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have or gain access to our proprietary information. We seek patent protection in the United States and key markets internationally for the Heartflow Platform, and any other inventions to which we have rights, where available and appropriate. We also rely upon trademarks to build and maintain the integrity and identity of our brand, and we seek to protect the confidentiality of trade secrets that may be important to the development of our business, especially where we do not believe patent protection is appropriate or obtainable. We license from third parties certain patent rights and proprietary know-how that we believe to be useful to our business. We have non-exclusively licensed some patents in our patent portfolio to a small number of licensees in a limited field of use that is outside of CCTA, and we believe that those licensees' product offerings covered by our patent portfolio are complementary to our product offerings.

Our patent portfolio, described more fully below, includes claims directed to the Heartflow Platform and its delivery, as embodied in various systems, computer programs, computer implemented methods and related methods of use. These claims are directed to various aspects of deriving anatomical and physiological information from image data for the Heartflow Platform, aspects of the Heartflow Platform user interface, machine learning methods for generation of the 3D models used for our FFRCT Analysis and Plaque Analysis products, and methods of deriving blood flow, anatomy, plaque and organ tissue information from the image data. A number of our issued patents also cover indications other than CAD, such as peripheral artery disease, stroke, or aneurysms as well as technical applications related to image data analysis and processing, and platform-related PHI and data transfer methodologies and a number of issued patents cover alternative methods such as deriving FFRCT using purely machine learning methods or from other imaging modalities.

As of December 31, 2025, our owned and licensed patent portfolio includes approximately 617 issued patents and 93 pending patent applications globally, of which 15 are allowed. In the U.S. this includes 330 issued U.S. patents and 51 pending non-provisional U.S. patent applications (of which 6 are allowed). In foreign jurisdictions our owned and licensed patent portfolio includes 287 issued foreign patents and 42 pending foreign patent applications (of which 9 are allowed). The 287 issued foreign patents include one or more issued patents in Europe, Japan, Korea, China, Australia, Canada, India, Hong Kong, and Israel. We also filed 23 foreign utility models between 2011 and 2015, having ten-year terms, all of which have expired. The 42 pending foreign patent applications include one or more pending applications in jurisdictions such as Europe, Canada, China, Korea and Japan. We own all of our issued patents except for 7 issued U.S. patents and 8 issued foreign patents, for which we have exclusive licenses. All of the issued U.S. patents in the portfolio are utility patents. Assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable, our owned and licensed issued U.S. patents expire through 2044. If issued, our last to expire pending patent application (without accounting for potentially applicable patent term adjustments or extensions) is expected to expire in 2045.

Our patents and applications generally fall into three broad categories:

•those relating to our Heartflow FFRCT Analysis, including claims directed to segmentation, determining blood flow characteristics using AI and/or fluid dynamics, and visualization generation;

•those relating to our Heartflow Plaque Analysis, including claims directed to plaque and vessel visualization and characterization; and

•those relating to our Heartflow RoadMap Analysis, including claims directed to image quality and annotation, segmentation, and vascular tree generation.

We also own registered trademarks for the Heartflow Platform in the United States and certain other countries and own and maintain registration for a number of domain names.

The Heartflow Platform also implements software modules licensed to us by third-party authors under “open source” licenses. The use of open source software may entail greater risks than the use of third-party commercial software. Please see “Risk factors—Risks Related to Our Intellectual Property” for more description of these risks.

We also rely on trade secrets, including know-how, unpatented technology and other proprietary information, to strengthen our competitive position, which we seek to protect, in part, by entering into non-disclosure and confidentiality agreements or invention or patent assignment agreements with parties such as our employees, collaborators, manufacturers, consultants, advisors and other third parties with respect to such information.

Government Regulation

United States Regulation of Medical Devices

Our products are medical devices subject to extensive and ongoing regulation by the FDA, CMS, the Department of Health and Human Services Office of Inspector General (“OIG”) and regulatory bodies in the United States and other countries. Regulations govern virtually every critical aspect of a medical device company’s business operations, including research activities, product development and testing, manufacturing and production, contracting, reimbursement, product messaging, medical communications, sales, marketing and advertising. In the United States, the Federal Food, Drug and Cosmetic Act (“FDCA”) and the implementing regulations of the FDA govern product design and development, preclinical and clinical testing, premarket clearance or approval, product manufacturing, product labeling, product storage, advertising and promotion, product sales and distribution, import, export and post market surveillance. Our business is subject to federal, state, local, and foreign regulations and standards, such as ISO 13485:2016, ISO 14971:2019, FDA’s Quality Management System Regulation (“QMSR”) contained in 21 CFR Part 820, and the EU’s Medical Devices Regulations, Regulation (EU) 2017/745 and subsequent amendments.

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, grant of a de novo classification request, or approval of a premarket approval (“PMA”) application. Our Heartflow Platform is regulated in the United States by the FDA as a Class II medical device. The FDA classifies medical devices into one of three classes. Devices deemed to pose low to moderate risk are designated as either Class I or II. Class I devices are subject to general controls such as establishment registration and device listing, labeling, adherence to current good manufacturing practices outlined in the QMSR, maintenance and investigation of product complaint records, and adverse event reporting, but are usually exempt from premarket notification requirements. Class II devices are subject to the same general controls and may be subject to special controls such as performance standards, post-market surveillance, particularized labeling requirements and/or clinical testing prior to clearance. Manufacturers of Class II devices, absent an exemption, are required to submit to the FDA a premarket notification prior to commercial distribution. Devices are designated as

Class III, which requires approval of a PMA application, if they are deemed by the FDA to pose the greatest risk. These high-risk devices include life sustaining or life supporting devices, certain implantable devices, and other devices that are intended for a use that is of substantial importance in preventing impairment of human health or that present a potential unreasonable risk of illness or injury. The PMA approval process is more comprehensive than the 510(k) clearance process and typically takes several years to complete.

510(k) Clearance Marketing Pathway

A 510(k) notification requires the sponsor to demonstrate that a medical device is substantially equivalent to another marketed device, termed a “predicate device,” that is legally marketed in the United States and for which a PMA was not required. A device is substantially equivalent to a predicate device if it has the same intended use and technological characteristics as the predicate, or has the same intended use but different technological characteristics that do not raise new questions of safety and effectiveness, and information submitted to the FDA demonstrates that the device is at least as safe and effective as the predicate device.

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If there is no viable predicate device for a new device because, for example, of a new intended use, the device is automatically designated as a Class III device. Unless the de novo pathway is available for the new device, the device sponsor must fulfill more rigorous PMA requirements.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, requires a new 510(k) clearance, or depending on the modification, could require the filing of a de novo classification request or a PMA application, which would require the submission to the FDA of clinical trial data, among other information. We are required to determine, for each modification to our cleared products, whether to submit a new 510(k) notification for the modification, based on the nature of the modification. If we determine a new 510(k) submission is not required, the decision and justification are documented in a “letter to file.” If the FDA disagrees with our determination at a future date, the FDA can require us to cease marketing or recall the modified device until 510(k) clearance, grant of a de novo classification request or approval of a PMA is obtained. We have made, and we plan to continue to make, minor product enhancements to our cleared products that we believe do not require new 510(k) clearances and that we document in letters to file. We also intend to make product enhancements from time to time that we expect may require new 510(k) clearances.

De Novo Classification Process

A manufacturer can request a risk-based classification determination for a novel device in accordance with the “de novo” process. Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a route to market for low-to-moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Pursuant to the Food and Drug Administration Safety and Innovation Act (“FDASIA”), manufacturers may request de novo classification directly without first submitting a 510(k) pre-market notification to the FDA and receiving a not-substantially-equivalent determination. De novo classification requests, like PMA applications and 510(k) notifications, are subject to the payment of user fees.

We obtained initial marketing authorization for Heartflow FFRCT Analysis through the FDA’s “de novo” classification process, supported by clinical data from our NXT clinical trial. Through this process, the FDA agreed that special controls provide reasonable assurance of the safety and effectiveness of the Heartflow FFRCT Analysis and therefore it can be classified as a Class II device. We received a de novo authorization on November 26, 2014 for version 1.4 of the Heartflow FFRCT Analysis. We received the 510(k) clearance for version 2.x of the FFRCT product in January 2015, and 510(k) clearance for a modification to the intended use language in August 2016. Additional clearances were received for a strategic architecture scope change in December 2018, which is the device we refer to as Heartflow Platform. The Heartflow Platform version 2.0, which added the PCI Planner function, received FDA clearance in August 2019. The Heartflow Platform version 3.0 received FDA clearance in January 2021, and the newest product generation, Heartflow Platform version 3.18, adding Roadmap and Plaque functions, received FDA clearance in October 2022. The Heartflow Platform version 4.0, with improved Plaque detection, received its clearance in July 2025.

Medical Device Clinical Trials

Clinical trials are sometimes required to support 510(k) or de novo submissions. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (“IDE”) regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or presents a potential for serious risk to a patient in some other way. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board (“IRB”) for each clinical site. The IRB is responsible for the initial and continuing review of the clinical study, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, such as strategic business decisions or a belief that the risks to study subjects may outweigh the anticipated benefits.

Post-market Regulation

After a device is approved or cleared and placed in commercial distribution, numerous FDA regulatory requirements apply. These include, but are not limited to, requirements to:

•register establishments and list devices with the FDA;

•maintain a quality system that is compliant with the QMSR, which governs design, development, and manufacture of devices;

•establish various specifications and controls for incoming components and finished devices;

•ensure that devices are designed to meet user needs;

•verify that finished devices are manufactured to the appropriate controls and that they meet specifications;

•ensure that devices are assigned and labeled with a Unique Device Identifier (“UDI”) and that certain UDI information is provided to FDA’s Global Unique Identification Database (“GUDID”);

•ensure that labeling and advertising and promotional activities are consistent with cleared/approved uses, adequately substantiated, and truthful and not misleading;

•analyze quality data to identify and correct quality problems;

•submit notifications or applications for clearance or approval of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in intended use;

•review, evaluate and investigate complaints and report adverse events to the FDA when a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;

•report to FDA corrections and removals undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health. In addition, FDA may order a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death;

•comply with any post-approval restrictions or conditions, including requirements to conduct post-market surveillance studies to establish continued safety data; and

•conduct clinical studies in accordance with good clinical practices and applicable regulations, including requirements for clinical trial registration and results reporting on ClinicalTrials.gov.

In February 2024, the FDA issued the QMSR to amend the previous Quality System Regulation (QSR), incorporating by reference the international standard for medical device quality management systems, ISO 13485:2016. The rule was effective on February 2, 2026. Until then, manufacturers were required to comply with the QSR. Heartflow performed assessments and implemented changes in an effort to comply with the QMSR as of February 2, 2026.

Manufacturing processes for medical devices are required to comply with the applicable portions of the QMSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production processes and controls, quality assurance, labeling, packaging, distribution, installation and servicing, post-market surveillance of finished devices intended for human use. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Furthermore, Heartflow participates in the Medical Device Single Audit Program (“MDSAP”) where we are assessed by our Notified Body for various global regulations, including the FDA QMSR, on an annual basis. Failure to maintain compliance with the QMSR requirements could result in the shutdown of, or restrictions on, manufacturing operations and the recall or seizure of marketed products.

The FDA polices these requirements by inspection, review of required reports or submissions, and market surveillance, and the agency has broad enforcement powers to address any violations. The FDA may conduct announced or unannounced facility inspections to determine compliance with the QMSR. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions and related consequences, including:

•inspection non-conformances (“Form 483”);

•untitled letters, warning letters, or it has come to our attention letters;

•injunctions or consent decrees;

•fines or civil penalties;

•recall, detention, or seizure of our product;

•operating restrictions, partial suspension, or total shutdown of production;

•the FDA’s refusal of or delay in granting 510(k) clearance or premarket approval of new or modified products;

•withdrawal of 510(k) clearances or PMA approvals;

•the FDA’s refusal to grant export certificates;

•criminal prosecution;

•unanticipated expenditures to address or defend such actions; and

•reputational harm resulting from such actions.

Other regulatory authorities overseeing the implementation and adherence of applicable state, federal and analogous foreign regulatory authorities may also conduct unannounced inspections. Such inspections may result in similar administrative, civil and criminal penalties. The discovery of previously unknown problems with marketed medical devices, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

International Regulation — European Union, United Kingdom, Japan and Canada

In order to market and sell our product outside of the United States, we must comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our product.

Although many of the regulatory issues we face in the United States are similar to the issues in other geographies, the approval or certification process varies between countries and jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approval or certification in other countries and jurisdictions might differ from and be longer than that required to obtain clearance from the FDA. Regulatory approval or certification in one country or jurisdiction does not ensure regulatory approval or certification in another, but a failure or delay in obtaining regulatory approval or certification in one country or jurisdiction may negatively impact the regulatory process in others.

European Union

The primary regulatory environment in Europe is that of the European Union, which includes most of the major countries in Europe. The law regarding medical devices is harmonized in the European Union. On May 26, 2021, the Medical Devices Regulation (EU) 2017/745 (“MDR”) entered into application, repealing and replacing the previous Medical Device Directive (“MDD”) . As a Regulation, the MDR is directly applicable in all member states of the European Union and does not require further implementation into national law. The MDR and its associated amendments, guidance, documents and harmonized standards govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance.

Since May 26, 2021, medical devices placed on the European Union market must conform to the requirements set out by the MDR. Medical devices must comply with the General Safety and Performance Requirements (“GSPRs”) set out in Annex I of the MDR. Compliance with these requirements is a prerequisite to be able to affix the CE mark to devices, without which they cannot be marketed or sold in the European Union. To demonstrate compliance with the GSPRs provided in the MDR and obtain the right to affix the CE mark, medical devices manufacturers must undergo a conformity assessment procedure. The conformity assessment procedure varies depending on the class of the product, but most cases involve an assessment by a Notified Body. Depending on the relevant conformity assessment procedure, this assessment may consist of a review of the technical file submitted by the manufacturer, an audit of the quality system of the manufacturer, and testing of the product of the manufacturer. Even though a Notified Body is a private organization in one of the member states of the European Union, all Notified Bodies in the European Union are designated and accredited by a national government of the European Union based on stringent criteria. Only such accredited Notified Bodies may give a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. The CE Certificate of Conformity confirms the conformity of the device to the GSPRs and allows the applicant to affix the CE mark on the assessed medical device and to commercialize it in the European Union after having prepared and signed a related European Union Declaration of Conformity.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the GSPRs must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use and that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence. This assessment must be based on clinical data, which can be obtained from (i) clinical studies conducted on the devices being assessed, (ii) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated or (iii) both clinical studies and scientific literature. The conduct of clinical studies in the European Union is governed by detailed regulatory obligations. These may include the requirement of prior authorization by the Competent Authorities of the country in which the study takes place and the requirement to obtain a positive opinion from a competent Ethics Committee. This process can be expensive and time-consuming. After a device is placed on the market in the European Union, it remains subject to significant regulatory requirements.

On July 26, 2011, our Notified Body at the time, TUV Nord, issued a CE Certificate of Conformity for, and thus allowed us to affix the CE mark, version 1.0 of the Heartflow Platform (July 26, 2011). The CE Certificate of Conformity was subsequently reviewed for subsequent versions of the Heartflow Platform.

In addition, TUV Nord assessed the conformity of our quality management system (“QMS”) with the industry standard, EN ISO 13485, and TUV Nord issued the certificate confirming that we meet all EN ISO 13485 requirements. Based on the EN ISO certificate, TUV Nord also issued a certificate under the MDSAP (Medical Device Single Audit Program), stating that the requirements of EN ISO 13485:2016 for quality management systems are met in Australia, Canada, USA and Japan.

In the second half of 2024, we changed Notified Bodies from TUV Nord to BSI by an agreement between TUV Nord, BSI and us. BSI has taken over Notified Body responsibilities concerning all EU MDR and MDSAP requirements. BSI has also taken over our QMS certifications. Our CE Mark and Quality System MDSAP certifications are currently issued by BSI.

The advertising and promotion of medical devices in the European Union is subject to the national laws of the individual European Union Member States that implemented the MDD, the AIMD and that apply the MDR, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation of individual European Union Member States governing the advertising and promotion of medical devices. European Union Member States’ national legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary European Union and national industry Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

In addition, other countries, such as Switzerland, have voluntarily adopted laws and regulations relating to medical devices that mirror those of the European Union. Medical devices certified by a Notified Body and CE marked in the European Union may be placed on Swiss market.

United Kingdom

The United Kingdom left the European Union in January of 2020 and the transitional period ended on December 31, 2020. In light of the fact that the CE Marking process is set out in European Union law, which no longer applies in the United Kingdom, the United Kingdom has devised a new route to market culminating in a UKCA Mark to replace the CE Mark. Northern Ireland will, however, continue to be covered by the regulations governing CE Marks. The United Kingdom Medicines and Healthcare products Regulatory Agency (“MHRA”) has established transitional provision to recognize the acceptance of certain CE marked medical devices on the Great Britain market until June 30, 2030, at the latest, depending on the type of device and its classification. Manufacturers of medical devices located outside the United Kingdom, including manufacturers of CE marked medical devices, need to appoint a United Kingdom Responsible Person before the devices may be placed on the United Kingdom market. The United Kingdom government plans on introducing new legislation governing medical devices which will be delivered though secondary legislation. The first piece of legislation was laid in 2024 and updates post-market surveillance requirements. Additional instruments will follow in 2025 and 2026 to introduce new pre-market requirements including international reliance, and further enhancements to the regulations.

Japan

We applied for marketing authorization with the PMDA in Japan in February 2015, which was approved in November 2016. As a result, we are able to commercially market the FFRCT product in Japan. Our initial SHONIN application is still current and includes minor change notifications.

Canada

Heartflow received our initial Canadian Medical Device License in August 2015. This remains current and updated frequently with amendments for every minor software release. As well, Canada recognizes the Heartflow Mobile application as a separate device identified within our Heartflow device family and requires amendments for Mobile updates.

Other Regulations - Federal and State Fraud and Abuse, Data Privacy and Security and Transparency Laws

In addition to FDA restrictions on marketing and promotion of medical devices, there are numerous U.S. federal and state laws, regulations, and guidance documents pertaining to healthcare compliance protections against fraud and abuse, including anti-kickback laws, payment transparency laws, patient inducement laws, and false claims laws, and, in some states, prohibitions against the corporate practice of medicine and the unlicensed practice of medicine (collectively, fraud and abuse laws and regulations). Our relationships with physicians, hospitals and other healthcare providers and referral sources for our products are subject to scrutiny under these laws. Violations of these laws may be punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs. Because of the breadth and far-reaching nature of these laws, we may be required to alter or discontinue one or more of our business practices to be in compliance with these laws.

These healthcare fraud and abuse laws and regulations are complex, and even minor departures from what is expressly permitted under the laws and regulations can potentially give rise to claims that a statute or regulation has been violated in a manner that could result in serious criminal or civil consequences. Several of the more significant healthcare fraud and abuse laws and regulations that may affect our business or ability to operate are summarized below.

The federal Anti-Kickback Statute is a criminal law that prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving any remuneration in cash or in-kind (including any kickback or bribe, but also common forms of remuneration, such as service or consulting fees, service fees, meals, travel expenses, discounts, or rebates), directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, uses, purchases, or recommendations of prescriptions, uses, or purchases of our products may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a review of all relevant facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of (or purchases, uses, or recommendations of prescriptions, uses, or purchases) federal healthcare program covered business, the Anti-Kickback Statute has been implicated and potentially violated.

Additionally, the Anti-Kickback Statute was amended by the ACA. Specifically, as noted above, under the Anti-Kickback Statute, the government must prove that a defendant acted “knowingly” to prove a violation. The ACA added a provision that clarifies that with respect to violations of the Anti-Kickback Statute, “a person need not have actual knowledge” of the Statute or specific intent to commit a violation of the Statute. This change effectively overturns case law interpretations that set a higher standard under which prosecutors had to prove the specific intent to violate the law. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute may constitute a false or fraudulent claim for purpose of the federal civil False Claims Act.

The federal civil U.S. False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the United States government. The civil False Claims Act also applies to false submissions that cause the government to not receive a benefit to which it is entitled, such as a discounted sales price for products covered by federal healthcare programs. Intent to deceive is not required to establish liability under the civil False Claims Act. In addition, the civil False Claims Act includes a whistleblower provision that allows private citizens to bring claims on behalf of the United States government alleging violations of the law. Whistleblowers may be entitled to up to as much as thirty percent (30%) of the government’s financial recovery resulting from such claims. This incentivizes potential whistleblowers to file complaints in federal court, which complaints are relied upon heavily by the government to investigate and prosecute allegations of violations of both the civil False Claims Act and the Anti-Kickback Statute. For example, in October 2025, we and certain of our employees received civil investigative demands (the “CID”) from the U.S. Department of Justice, Civil Division, in connection with an investigation under the federal Anti-Kickback Statute and Civil False Claims Act (the “Investigation”). The CID requests information, documents, and testimony focused on our financial and contractual arrangements with providers and our sales and marketing activities. We are cooperating with the Investigation. We are unable to express a view at this time regarding the likely duration, or ultimate outcome, of the Investigation. Depending on the outcome of the Investigation, there may be a material impact on our business, results of operations, financial condition, or cash flows.

Many medical device, pharmaceutical, biotech and other healthcare companies have been investigated or prosecuted under these healthcare fraud and abuse laws and regulations. Investigations, prosecutions (and settlements) relate to a wide range of activities, including among other things, improper clinical studies, provision of consulting fees to physicians for services that were not commercially reasonable, providing free product to customers to induce them to do business with the manufacturer, providing high value meals to customers to induce them to do business with the manufacturer, or providing non-compliant discounts or rebates to customers, with the expectation that the customers would bill federal programs for the product or the medical services that involve the product. Other companies have been investigated or prosecuted for causing false claims to be submitted by, among other things, marketing of products for unapproved, and thus noncovered, uses, or for promotion of uses inconsistent with approved labeling (“off label” promotion).

The United States government may further prosecute conduct constituting a false claim under the criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil False Claims Act, requires proof of intent to submit a false claim.

In addition to the Anti-Kickback Statute and the civil and criminal False Claims Acts, the United States federal government has the authority to seek civil monetary penalties, assessments and exclusions against an individual or entity based on a wide variety of prohibited conduct. For example, the Civil Monetary Penalties Law authorizes the imposition of substantial civil money penalties against an entity that engages in activities including: (i) knowingly presenting or causing to be presented, a claim for services not provided as claimed or which is otherwise false or fraudulent in any way; (ii) knowingly giving or causing to be given false or misleading information reasonably expected to influence the decision to discharge a patient; (iii) offering or giving remuneration to any beneficiary of a federal healthcare program likely to influence the receipt of reimbursable items or services; (iv) arranging for reimbursable services with an entity which is excluded from participation from a federal healthcare program; (v) knowingly or willfully soliciting or receiving remuneration for a referral of a federal healthcare program beneficiary; or (vi) using a payment intended for a federal healthcare program beneficiary for another use.

There are other federal anti-fraud laws, including the Health Information Portability and Accountability Act’s fraud provisions, that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Finally, many states and foreign countries have similar healthcare fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs.

Violations any of these laws or any other governmental regulations that may apply to us may result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment or exclusion of devices from government-funded healthcare programs, such as Medicare and Medicaid or comparable foreign programs.

Physician Payment Sunshine Act

Transparency laws regarding payments or other transfers of value provided to certain licensed healthcare professionals and teaching hospitals may also impact our business practices. The federal Physician Payment Sunshine Act requires most medical device manufacturers, including Heartflow, to track and report annually to the Secretary of the United States Department of Health and Human Services (“HHS”) financial arrangements, payments, and other transfers of value made by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare providers (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. The payment information is made publicly available in a searchable format on the CMS Open Payments website. Similar laws have been enacted or are under consideration in several states and foreign jurisdictions, including states such as Massachusetts and Vermont, and countries like France, which has adopted the Loi Bertrand, or French Sunshine Act, which became effective in 2013. We will need to dedicate significant resources to establish and maintain systems and processes in order to comply with these regulations. Failure to comply with these federal reporting requirements can result in significant civil monetary penalties. In addition, information reported to HHS, since it is publicly reported, can potentially be used by a whistleblower to bring claims under the civil False Claims Act alleging that certain payments or transfers of value gave rise to kickbacks or false claims.

The Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from promising, offering, paying, providing or authorizing the provision of money or anything else of value, directly or indirectly, to any foreign official, political party candidate or certain other persons (including health care professionals of state-funded hospitals) for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining, retaining or directing business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring them to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for domestic and international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts. In addition, several other domestic and international anti-corruption or anti-bribery laws within and outside the United States apply to our business.

Privacy, Security and Breach Notification

Other federal and state laws and regulations restrict or otherwise impact our business practices. These laws include, without limitation, data privacy, security and breach notification authorities.

HIPAA, as amended by HITECH, requires health plans, certain healthcare providers and healthcare clearinghouses, referred to as “Covered Entities,” to protect the privacy and security of certain types of health information, referred to as protected health information (“PHI”). HIPAA also imposes various requirements on “Business Associates” — entities performing services for, or on behalf of, a Covered Entity that has access to the Covered Entity’s PHI in connection with providing those services as well as their covered subcontractors. Three key sets of federal regulations implementing HIPAA — the Privacy, Security Breach Notification and Omnibus Rules (collectively, “HIPAA Rules”) set forth a number of standards that Covered Entities and Business Associates must meet with respect to protecting the privacy and security of PHI. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers.

Our customers are Covered Entities under HIPAA, and, in some cases, Heartflow may be considered a Business Associate to such Covered Entities when they pay Heartflow for certain services that involve the sharing of PHI with Heartflow. When Heartflow bills payors directly for the services, Heartflow is acting as a Covered Entity. Whether acting as a Business Associate, covered subcontractor, or a Covered Entity, Heartflow has obligations to comply with HIPAA and the HIPAA Rules, and either contractual obligations to its Covered Entity Customers or statutory and contractual obligations to ensure that any sub-Business Associates comply. This requires risk assessments and a wide range of compliance policies, procedures and practices to safeguard.

Penalties for violations of HIPAA regulations include civil and criminal penalties. Our failure to comply with HIPAA could result in significant criminal and civil penalties and other damages which could adversely affect our results of operations, financial position or cashflows. We have developed and implemented processes designed to comply with HIPAA and are continuing to assess the need for additional safeguards, policies, procedures, and programing and to develop them where necessary. The requirements under HIPAA may change periodically and could have an effect on our business operations if compliance becomes substantially more costly than under current requirements. Additionally, a breach of unsecured PHI, such as by employee error or an attack by an outsider, could have an adverse effect on our business in terms of potential penalties and corrective action required, in addition to reputational damage.

In addition to HIPAA and other federal privacy regulations, there are a number of state laws governing privacy, confidentiality and security of health information that apply to our business. Most states also have authorities governing breach notification. New laws governing privacy, security, and breach notification may be adopted in the future as well. We have undertaken measures to comply with health information privacy requirements to which we know we are subject. However, we can provide no assurance that we are or will always remain in compliance with diverse and changing privacy, security, and breach notification requirements in all of the jurisdictions in which we do business. Failure to comply with privacy security or breach notification requirements could result in civil or criminal penalties, which could have an adverse effect on our business. Our failure to adequately protect personal or health related information could have an adverse effect on our business. A wide variety of provincial, state, national and international laws and regulations apply to the creation, collection, use, retention, protection, disclosure, transfer, and other processing of personal information, including protected health information. These data protection and privacy and security related laws and regulations are evolving and being tested in courts, and may result in ever increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by end customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end customers and potential end customers), any of which could have an adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our product by current and future end customers.

Healthcare Reform

Current and future U.S. legislative proposals to further reform healthcare or reduce healthcare costs may result in low, or even no, reimbursement for our product, or for the procedures associated with the use of our product, or limit coverage of our product. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our product. Alternatively, the shift away from fee-for-service agreements to capitated payment models supports the value of our product, as they are intended to reduce longitudinal resource utilization, which can be cost saving for both payors and providers.

The ACA was enacted in March 2010. As a U.S.-based company with anticipated sales in the United States, these healthcare reform laws will materially impact our business. Certain provisions of the ACA are still set to become effective in future years and the administrative agencies responsible for issuing regulations that implement some aspects of the laws have yet to do so.

There have been numerous legal challenges and Congressional actions and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. Additionally, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Further, it is unclear whether there will be additional attempts to repeal the ACA outright or further pare back its subsidies and enrollment periods.

The uncertain fate of the ACA notwithstanding, we expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, particularly in light of the recent changes in the White House and Congress, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for our products. Any reduction in payments from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate additional revenue or attain profitability.

Employees and Human Capital Resources

As of December 31, 2025, we had 843 full-time employees globally. We believe the success of our business will depend, in part, on our ability to attract and retain qualified personnel, in particular highly skilled technology personnel. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.

Our human capital resources objectives include attracting and retaining top talent, investing in our talent with leadership development and job-related technical training, and increasing diverse representation in our employee base through inclusivity initiatives that build on our culture of inclusion and belonging. The principal purposes of our equity incentive plans are to attract, retain and motivate employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Corporate Information

We were incorporated under the laws of the State of Delaware in 2007. On March 1, 2021, we completed an internal reorganization in which a newly formed parent holding company was put in place. The previous holders of our common stock and preferred securities became holders of common stock and preferred securities of HeartFlow Holding, Inc. The equity incentive plan, outstanding equity awards, outstanding warrants and certain other equity-related agreements of HeartFlow, Inc. were assumed by HeartFlow Holding, Inc. Our operations and business activities remained at HeartFlow, Inc., and the wholly-owned non-U.S. subsidiaries of HeartFlow, Inc. remained in place. On July 17, 2025, we consolidated HeartFlow Holding, Inc. into HeartFlow, Inc. and the previous holders of HeartFlow Holding, Inc. common stock and preferred securities became holders of our common stock and preferred securities and the equity incentive plan, outstanding equity awards, outstanding warrants and certain other equity-related agreements of HeartFlow Holding, Inc. were assumed by us. In connection with this consolidation, we changed our name to Heartflow, Inc. Our principal executive offices are located at 331 E. Evelyn Avenue, Mountain View, California 94041, and our telephone number is (650) 241-1221. Our corporate website address is www.heartflow.com. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this Annual Report or the registration statement of which it forms a part. We have included our website in this Annual Report solely as an inactive textual reference.

Available Information

Our primary Internet address is http://www.heartflow.com. We make our U.S. Securities and Exchange Commission (“SEC”) periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K) available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or into any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

The SEC also maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in, hold or sell our common stock. The occurrence of any of the events or developments described below could have a material adverse effect on our business, financial condition, results of operations and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations and prospects. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

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

We have incurred significant net losses since our inception in 2007, and we expect to incur additional substantial losses in the foreseeable future. For the fiscal years ended December 31, 2025, 2024 and 2023, we incurred net losses of $116.8 million, $96.4 million and $95.7 million, respectively. As of December 31, 2025 and 2024, we had an accumulated deficit of $1.1 billion and $971.0 million, respectively. Since inception, we have spent significant amounts of cash to develop the Heartflow Platform, to fund research and development, including our preclinical research and development activities and clinical trials related to our products, to scale our commercial operations and to recruit and retain key talent.

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

In addition, our revenue may decline or our revenue growth, if any, may be constrained. Our ability to increase sales is uncertain, and we may never be able to achieve or sustain profitability for many reasons, including that: our Heartflow FFRCT Analysis may not achieve widespread adoption among healthcare providers and we may be unable to increase revenue generated from sales of our Heartflow FFRCT Analysis; our Heartflow Plaque Analysis may not achieve widespread adoption among healthcare providers and we may be unable to generate sufficient revenue from sales of our Heartflow Plaque Analysis; payors, such as insurance companies and government insurance programs, may decide not to reimburse for our products, may set the amount of such reimbursement too low or may reduce the amount of such reimbursement; healthcare industry trends, including growth in CCTA usage, may move in directions that do not allow for adoption of our products or that do not provide adequate incentives for the adoption of our products; competitors may develop or acquire a product that successfully competes with ours; manufacturers of CT scanners may partner with our competitors or develop or acquire a competing product and integrate one or more products that successfully competes with ours; we may not be able to obtain regulatory approval for future versions of our products (including improved versions of our AI algorithms), new indications for use of our products or other future products; and there may be changes in existing or anticipated clinical guidelines, including the current ACC and AHA Class 1, Level A guidelines for CCTA and Class 2a, Level B guidelines for Heartflow FFRCT Analysis for certain patients with stable or acute chest pain and no known CAD, or the timing of adoption of positive clinical guidelines that support the use of the Heartflow FFRCT Analysis.

Because of these and the other risks and uncertainties described in this Annual Report, we are unable to predict the extent to which we will be able to increase sales, if at all, or the timing for when or the extent to which we will become profitable, if ever. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we do achieve profitability, we may not be able to sustain or increase profitability. Our failure to become and remain profitable would depress the value of our company and our stock price and could impair our ability to raise capital, fund our research and development efforts, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

Our revenue is currently generated almost entirely from the sales of only one product, Heartflow FFRCT Analysis, and we are therefore highly dependent on the success of this product, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and any growth.

As of December 31, 2025, our Heartflow FFRCT Analysis represented 98% of our total revenue. In the second half of 2023, we began limited market education efforts of our second product, Heartflow Plaque Analysis. Over the next several years, we expect to continue to devote a substantial amount of resources to increase sales of our Heartflow FFRCT Analysis and also expand our commercialization efforts and drive increased adoption of our Heartflow Plaque Analysis. However, we may not succeed in increasing sales of our Heartflow FFRCT Analysis or in increasing adoption of our Heartflow Plaque Analysis. We expect to continue to derive almost all of our revenue from sales of Heartflow FFRCT Analysis for the foreseeable future, so we are highly dependent on its success.

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

Our ability to grow sales and revenue from our Heartflow FFRCT Analysis and to successfully commercialize our Heartflow Plaque Analysis depend, in large part, on whether third-party payors, including private health insurers, managed care plans and government healthcare programs, such as Medicare and Medicaid, cover and adequately reimburse for the use of the Heartflow Platform and the underlying CCTA. Patients generally rely on payors to reimburse all or a significant part of treatment. As a result, appropriate coding, coverage determinations, and reimbursement levels are critical to the commercial success of the Heartflow Platform. Reimbursement is obtained from a variety of sources, including government sponsored and private health insurance plans, and varies by country and by region within some countries. These payors determine whether to provide coverage and payment for specific products and procedures.

In addition, payors continually review new technologies and can, without notice, change coverage parameters, deny coverage, bundle services, or reduce payment amounts. As a result, the coverage determination process is often time consuming and costly, with no assurance that coverage and adequate reimbursement will be obtained or remain stable in terms of payment or coverage. If payors change their reimbursement policies, or if the current Category I CPT codes related to our Heartflow FFRCT Analysis or future Category I CPT codes related to our Heartflow Plaque Analysis do not have favorable rates, reimbursement for the Heartflow Platform could be reduced to an amount that would make adoption of our Heartflow Platform challenging.

Moreover, physicians, hospitals and other healthcare providers may decline to adopt or reduce usage of the Heartflow Platform due to the economic impact a negative change in reimbursement may have on their business. Any resulting decline in utilization could lead to a significant loss of revenue, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

Reimbursement for our Heartflow Platform, which includes the separately billable services, Heartflow FFRCT Analysis and Heartflow Plaque Analysis, is subject to periodic changes to reimbursement levels by government payors and private health insurers. For example, CMS adopts changes to reimbursement policies during the annual Medicare rulemaking process, which includes updates to Medicare payment levels to hospitals under the OPPS rule, and updates to Medicare payment rates to physician offices, independent diagnostic testing facilities, and freestanding imaging centers under the MPFS rule. In addition to risks associated with government reimbursement, our Heartflow FFRCT Analysis and Heartflow Plaque Analysis technologies face reimbursement uncertainty from commercial payors, such as UnitedHealthcare, Aetna, Cigna, Anthem, and regional Blue Cross Blue Shield plans. Such commercial payors routinely reassess their medical policies, coverage criteria and payment policies and rates, and may choose to deny coverage or payment, impose restrictive utilization management protocols (such as prior authorization), or reduce or bundle payment amounts based on internal cost-effectiveness assessments or evolving clinical guidelines. Even if Medicare maintains favorable reimbursement, commercial payors may independently determine whether Heartflow FFRCT Analysis or Heartflow Plaque Analysis meets their plans’ medical necessity standards, which may vary among commercial payors.

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

Given the evolving nature of the healthcare industry and ongoing healthcare cost reforms, we are and will continue to be subject to effects of changes in the level of reimbursement for our products. We cannot be sure that third-party payors will maintain the current level of coverage and/or payment to our customers for use of our existing products. A reduction in coverage or payment or change in policy by the Medicare program could cause some commercial third-party payors to implement similar reductions in their coverage or payment amounts for the Heartflow Platform. Unfavorable coverage or payment determinations at the national or local level could materially adversely affect our business, financial condition, results of operations, and prospects.

We face risks associated with a concentrated customer base.

Our Heartflow Platform had an installed base of more than 1,465 accounts in the United States as of December 31, 2025. We define an “account” as any individual facility that orders a Heartflow FFRCT Analysis, Heartflow Plaque Analysis, or both. We define an account as “new” if a unique facility begins generating revenue cases for our FFRCT Analysis, Plaque Analysis, or both. Accounts may have more than one reading physician or CT machine. Conversely, a “customer” can be either an individual account or a health or hospital system with multiple accounts. While a single customer may include multiple accounts, no single customer accounted for 10% or more of our revenue during the years ended December 31, 2025, 2024 and 2023. However, the decision-making function for some of these accounts is concentrated in a relatively small number of customers, such that the loss of one customer could result in a disproportionate loss across our accounts.

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

Revenue from these customers may fluctuate from time to time due to demand for the Heartflow Platform, the timing of which may be affected by seasonality or other factors outside of our control such as CT scanner capacity, contrast availability and staffing availability. These customers could also potentially pressure us to reduce the prices we charge for the Heartflow Platform, which could have a material adverse effect on our margins and business. For example, during the year ended December 31, 2025, our average sales price was impacted by customer pricing contracts that included utilization and volume rebates and by changes in the mix of customer accounts, which is a trend we expect to continue in the near term, and it is possible that similar trends in customer pricing contracts may continue to have a negative impact on our average sales price in the future. In addition, if any of our largest customers terminates its relationship with us or otherwise reduces its FFRCT Analysis volumes for any reason, we may be unable to replace them with a customer who refers a similar number of patients for the Heartflow Platform, and such termination or reduction in volume could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The medical technology industry is highly competitive, subject to rapid change and significantly affected by the introduction of new products and technologies and other activities of industry participants. Because of the size of the market opportunity for the treatment of CAD, we believe current and potential future competitors will dedicate significant resources to aggressively promote their products or develop new products or treatments. Our principal competition comes from companies that provide traditional non-invasive tests that aid physicians in the evaluation of CAD, such as SPECT, stress echocardiography and PET. Established, traditional non-invasive tests for CAD have been used for many years and are therefore difficult to change or supplement. Many of the companies that sell these traditional non-invasive tests or the equipment they require have established relationships with healthcare providers. One of the major hurdles to adoption of our products is overcoming established testing patterns, which requires education of physicians and supportive clinical data.

The companies that sell the traditional non-invasive tests for CAD include companies that offer: (i) cardiac specific tests to primary care and cardiology offices, such as manufacturers of capital equipment for stress echocardiography and SPECT, including GE Healthcare, Siemens Healthineers AG and Koninklijke Philips N.V.; and (ii) products used for the invasive FFR testing market.

With the greater resources of some of these competitors and their more diversified product offerings, it is possible that they or other entrants into the market may develop competing products or technologies that could be more effective, accurate, reliable, cost-effective, more advanced or otherwise improved relative to the Heartflow Platform, which could render our products obsolete or less competitive. In addition, one or more competitors could develop and market an on-premise solution, which may be more appealing than our cloud-based offering. Moreover, new treatments, such as GLP-1s, may indirectly reduce stenosis or plaque build-up, which could reduce the market opportunity for non-invasive CAD tests and, as a result, our Heartflow Platform. In addition, we currently target our Heartflow Platform for use only on symptomatic patients and expanding the Heartflow Platform for asymptomatic patients may take years, with potential delays due to the high-risk nature of the effort. Our competitors who offer traditional non-invasive tests offer those tests to both symptomatic and asymptomatic patients, and this increased market penetration could create additional price pressure for our products.

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

We began limited market education efforts for our Heartflow Plaque Analysis in the second half of 2023, and we have generated very minimal revenue from this product. HeartFlow Plaque Analysis is covered by five of the seven MACs with the remaining MACs providing coverage on a case-by-case basis and by select commercial payors. However, the coverage criteria, timing, commercial payor reimbursement rates and availability of coverage are still evolving and may vary by payor and jurisdiction, and other payors may not adopt similar coverage policies. As a result, even with these developments, we may not be able to achieve customer acceptance or broad commercial reimbursement coverage, which could limit its adoption.

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

The regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws, regulations and guidance. For example, the FDA has issued guidance documents relating to the incorporation of AI Technologies into medical devices and marketing submissions for AI-enabled devices. Specifically, draft guidance issued on January 7, 2025, titled Artificial Intelligence-Enabled Device Software Functions: Lifecycle Management and Marketing Submission Recommendations, proposes recommendations for the design, development and implementation of AI-enabled devices that the FDA encourages manufacturers consider using throughout the total product lifecycle. In addition, the California Privacy Protection Agency has approved for rulemaking regulations under the CCPA regarding the use of automated decision-making that may require assessing risks and to provide notice and rights to opt-out and access to information underlying the logic and outputs. Colorado passed the Colorado AI Act, which will go into effect in June 2026. This law creates duties for developers and deployers to use reasonable care to protect consumers from any known or reasonably foreseeable risks of “algorithmic discrimination” arising from the intended and contracted uses of “high-risk AI systems,” including those that impact healthcare services. Such additional laws, regulations and guidance may impact our ability to develop, use and commercialize AI Technologies in the future.

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our Heartflow Platform and the way in which we use AI Technologies. We may need to expend resources to adjust our Heartflow Platform in certain jurisdictions if the laws, regulations or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could materially and adversely affect our business, financial condition, results of operations and prospects.

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

Furthermore, the success of the Heartflow Platform depends in part on patients’, physicians’ and third-party payors’ confidence that our platform can provide reliable, high-quality actionable data and analysis that will improve clinical decision making. We believe that patients, physicians and third-party payors are likely to be sensitive to product defects and errors in the use of our products, including if the defects and errors affect a physician’s ability to use the CCTA imaging results or result in a misdiagnosis. In the past, we have experienced software code defects and software release process defects that have resulted in intermittent interruptions to the physician’s ability to use our Heartflow Platform, and we may experience such defects in the future. A subset of these defects were reported as part of the FDA’s Manufacturer and User Facility Device Experience (“MAUDE”) disclosure. For more information, see the risk factor titled “The Heartflow Platform may be subject to recalls, which could be costly and could harm our reputation and business.” As a result, the failure of our Heartflow Platform to perform as expected, including to reduce unnecessary invasive testing or fail to enable physicians to optimize treatment planning or provide more efficient care, could significantly impact a physician’s willingness to use and rely on the Heartflow Platform, which would impair our operating results and our reputation. In addition, we may be subject to legal claims arising from any such failures.

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

In addition, the occurrence of a catastrophic event could impact providers of CCTAs, contrast agents for CCTAs or suppliers of iodinated contrast media or similar supplies that are necessary to perform CCTAs. For example, in 2022, the shutdown of an iodinated contrast media manufacturing facility led to a significant shortage of iodinated contrast media, which resulted in the cancellation or rescheduling of non-urgent contrast-requiring cardiac procedures and imaging. Any of these events could affect demand for the Heartflow Platform, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In our fiscal years ended December 31, 2025, 2024 and 2023, sales to customers outside the United States accounted for approximately 8%, 9% and 11% of our revenue, respectively. One element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States.

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

In addition, we operate in an industry which is subject to significant enforcement scrutiny by both U.S. and non-U.S. government authorities. Our international business requires us to comply with U.S. and foreign laws and regulations, such as various anti-bribery and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. Fraud Act and in certain cases the U.K. Bribery Act of 2010. Compliance with these is costly and exposes us to significant civil and criminal penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative fines, penalties and disgorgement of profits, including imprisonment of individuals, denial of export privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting. Our international operations expose us to risks inherent in operating in foreign jurisdictions that could adversely affect our business.

If we do not obtain and maintain international regulatory registrations, clearances or approvals for our Heartflow Platform, we will be unable to market and sell our products outside of the United States.

Any future sales of our products outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. While the regulations of some countries may not impose barriers to marketing and selling our products or only require notification, others require that we obtain the clearance or approval of a specified regulatory authority or a Certificate of Conformity of a notified body. Complying with foreign regulatory requirements, including obtaining registrations, clearances or approvals, can be expensive and time consuming and we may not receive regulatory clearances or approvals in each country in which we plan to market our products or we may be unable to do so on a timely basis. The time required to obtain registrations, clearances or approvals, if required by other countries, may be longer than that required for FDA clearance or approval, and requirements for such registrations, clearances or approvals may significantly differ from FDA requirements. If we modify our products, we may need to apply for regulatory clearances or approvals before we are permitted to sell the modified product. Additionally, certain international regions may require maintenance and recertification of the device every several years.

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

As a business associate under HIPAA, if we do not comply with the requirements of HIPAA, the HITECH Act or applicable state privacy and security laws, we could be subject to criminal or civil sanctions that could adversely affect our financial condition. The costs of complying with privacy- and security-related legal and regulatory requirements are substantial and could have an adverse effect on our business. In addition, we are unable to predict what changes to the HIPAA Privacy Standards and Security Standards might be made in the future or how those changes could affect our business. Any new legislation or regulation in the area of privacy and security of personal information, including personal health information, could also adversely affect our business operations. In addition, a security breach could require reporting to federal and state government entities, notification to affected individuals, expensive investigation and remediation and mitigation. Government agencies could, in their discretion, impose fines and penalties relating to the breach, that would have an adverse effect on our business.

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

A key element of our strategy is to invest significantly in our research and development efforts to introduce new products, features and improvements aimed at increasing the value proposition of the Heartflow Platform for our customers. For the years ended December 31, 2025, 2024 and 2023, our research and development expenses were 37%, 35% and 41% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling solutions and generate revenue, if any, from such investment. For example, investments made to expand the Heartflow Platform to asymptomatic patients may be expensive, technically challenging, experience delays and may not be successful. Additionally, anticipated customer demand for a product or feature we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or features. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products or features that are competitive in our current or future markets, it would harm our business, financial condition, results of operations and prospects.

Our networks and those of our third-party service providers may become the target of bad actors or security breaches that we cannot anticipate or successfully defend, which could have an adverse impact on our business.

The Heartflow Platform involves the storage and transmission of our customers’ personal information or identifying information of their patients. Increasingly, we and other companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to attacks from traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse, ransomware attacks and denial of service attacks, sophisticated nation state and nation state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions), and add to the risks to our internal networks and the information they store and process. Additionally, such bad actors frequently attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data, their patient’s data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Despite significant efforts to create process and security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. Any such breach could compromise our networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen, which could subject us to liability and cause us significant financial harm. Such breaches often result in reputational damage, negative publicity, loss of industry data security certifications, customers and sales, increased costs to remedy any problem, costly litigation and contractual indemnification obligations by or for impacted customers or third parties, any of which could adversely affect our business. In addition, although we have, and intend to maintain, insurance with respect to any such indemnification obligations, the coverage limits of our insurance policies may not be adequate, and one or more successful claims brought against us may have an adverse effect on our business, financial condition, results of operations and prospects.

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

In order to market any product, we must establish and comply with numerous and varying regulatory requirements that differ by country and by region within certain countries. Approval, clearance or marketing authorization in the United States by the FDA or by a regulatory authority or other body in another country does not ensure approval by the regulatory authorities in other countries or jurisdictions or ensure approval, clearance or other marketing authorization for the same conditions of use. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. In general, unless an exemption applies, in the United States current and future versions of our products must receive pre-market notification (“510(k)”), de novo classification (“de novo”) or pre-market approval (“PMA”) from the FDA before they can be marketed in the United States. We cannot provide assurance that any of our future products, to the extent required, will be cleared, approved or otherwise authorized by the FDA through any of its pre-market review processes, or that the FDA will provide export certificates that are necessary to export certain products to certain countries. In addition, the national health or social security organizations of certain foreign countries, including those outside Europe, require our products to be qualified before they can be marketed in those countries. Failure to receive, or delays in the receipt of, relevant foreign qualifications in the European Economic Area or other foreign countries could have an adverse effect on our business.

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

In the United States, there have been and continue to be a number of legislative and regulatory initiatives to contain healthcare costs. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the U.S. healthcare system, some of which are intended to contain or reduce the costs of medical products and services, including our own products. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, which expired in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. These changes may decrease patient access to advanced cardiovascular diagnostics, including Heartflow’s FFRCT and Plaque Analysis products, particularly among lower-income and high-risk populations. In addition, reduced federal and state funding, caps on supplemental payments, and limits on provider revenue sources may constrain hospital and health system budgets, potentially slowing adoption of innovative diagnostics despite demonstrated clinical value.

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

The Heartflow Platform is subject to regulation by numerous government authorities, including the FDA and comparable foreign authorities, after clearance or approval of current and future versions of the product. To varying degrees, each of these authorities requires us to comply with laws and regulations governing the development, design, testing, manufacture, labeling, advertising, promotion, distribution, import and export of our products. The Heartflow Platform (also referred to as Heartflow Analysis, which consists of four main functions, the Heartflow FFRCT Analysis, the Heartflow Plaque Analysis, the Heartflow RoadMap Analysis and the Heartflow PCI Navigator (which we expect to launch in the second quarter of 2026)) has been cleared by the FDA and received Conformité Européene Mark (“CE Mark”) in the European Economic Area and the United Kingdom, while the Heartflow FFRct Analysis has been approved for marketing authorization in Japan by the Pharmaceuticals and Medical Devices Agency (“PMDA”), all for specific indications for use. Additionally, some or all of our platform have received medical device licensing or approvals in Canada, Australia, Israel, Saudi Arabia and United Arab Emirates and Bahrain.

We currently have ongoing responsibilities under U.S. and global registered or licensed regions regulation requirements related to product and facility registration, device listing, adverse event reporting, reporting of recalls and field corrective actions, manufacturing, advertising, promotion, distribution, import, and export. Additionally, based on the scope of our sites, we have facility registration responsibilities in the state of California with the California Department of Public Health (“CDPH”). In certain jurisdictions outside of the United States, we contract with third parties (i.e., notified bodies, authorized representatives, importers, and manufacturing authorization holders) who either oversee regulatory compliance or assume regulatory responsibilities for our products distributed by those third parties. We are subject to periodic inspections and audits by the FDA, notified bodies, authorized representatives and comparable foreign authorities to determine compliance with regulatory requirements, including good manufacturing practices such as the Quality Management System Regulation of the FDA, Medical Device Single Audit Program, ISO 13485:2016, and EN ISO 13485:2021 concerning the EU, establishment registration and device listing, medical device reporting, vigilance reporting of adverse events, notification of corrections, recalls, field safety corrective actions and product labeling and marketing. These inspections and audits can result in inspectional observations or reports, untitled letters and warning letters or other forms of enforcement action. If the FDA or comparable foreign authorities conclude, as a result of these inspections or audits or from any other source of information, that we are not in compliance with applicable laws or regulations, or that our products are ineffective or pose an unreasonable health risk, such authorities could ban these products, suspend or cancel our marketing authorizations, impose “stop sale” and “stop import” orders, refuse to issue export certificates, detain or seize adulterated or misbranded products, order a recall, repair, replacement, correction or refund of such products, require us to conduct post-market surveillance studies or change the labeling for our products, or require us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health. Failure to comply with regulatory requirements may also subject us to additional administrative and judicially imposed sanctions, warning letters, civil and criminal penalties, injunctions, interruption of manufacturing or clinical trials, total or partial suspension of production and resulting adverse publicity.

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

In many of the foreign countries in which we market our products, we are subject to extensive medical device regulations that are similar or more extensive to those of the FDA, including those in Europe. The regulation of our products in Europe falls within the European Economic Area, which consists of the 27 member states of the European Union, as well as Iceland, Liechtenstein and Norway. Only medical devices that comply with certain conformity requirements of the Medical Devices Regulation (E.U.) 2017/745 concerning Medical Devices, or in certain cases the E.U. Medical Devices Directive, Directive 2006/114/EC are allowed to be marketed within the European Economic Area.

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

We recently completed enrolling patients for our DECIDE clinical trial to evaluate our Heartflow Plaque Analysis in a real-world setting. We do not know whether our DECIDE clinical trial or any future trials will be completed on schedule, or at all. The commencement or completion of clinical trials can be disrupted for a variety of reasons, including difficulties in:

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

From time to time, we may publicly disclose interim, top-line or preliminary data from our clinical trials, including our DECIDE clinical trial, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial or additional data collected at a later time. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line or preliminary results that we report may differ from future results of the same trial, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, top-line or preliminary data we previously announced. As a result, interim, top-line and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in our share price.

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

We are subject to ongoing medical device reporting regulations that require us to report to the FDA or similar governmental authorities in other countries if our products cause, or contribute to, death or serious injury, or if they malfunction and would be likely to cause, or contribute to, death or serious injury if the malfunction were to recur. We could voluntarily elect to, or the FDA and similar governmental authorities in other countries could require us to, perform a correction, field safety corrective action, advisory notices, removal or other recall of our products in the event of material deficiencies or defects in design, manufacturing or labeling that could cause harm. Under some of these circumstances we have recall reporting obligations, which are typically public. Our products have been in the past, and may in the future, be the subject of medical device reports of adverse events with the MAUDE database, including reports of false negative results and incorrect or imprecise results or readings. While none of these MAUDE reports resulted in a mandated or voluntary correction, field safety action, removal or a recall, a government mandated or voluntary correction, field safety corrective action, removal or other recall could occur as a result of manufacturing errors or design defects, including defects in labeling. Any correction, field safety corrective action, removal or other recall would divert managerial and financial resources and could lead to a substantial loss of physician and patient confidence in our products and, consequently, have an adverse effect on our growth prospects or operating results. A correction, field safety corrective action, removal or other recall could result in further regulatory scrutiny and also result in substantial litigation, including product liability claims, with liabilities well in excess of our insurance coverage limits. Any of these events could have an adverse effect on our reputation, business, financial condition, results of operations and prospects.

Off-label or other unlawful promotion of our products could result in costly investigations and sanctions from the FDA and other regulatory bodies.

We may only promote or market our products for their specifically cleared or approved indications. We train our marketing and sales force against promoting our products for uses outside of the cleared or approved indications for use (“off-label use”) and our marketing materials undergo internal reviews prior to release.

If the FDA determines that our promotional materials or training constitute promotion of an off-label use, or if there are claims that are not adequately substantiated or that are otherwise false or misleading, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including triggering a for-cause inspection, the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities, including the Federal Trade Commission or Department of Justice, might take action if they consider our business activities to constitute promotion of an off-label use or other unlawful promotion, which could result in significant penalties, including criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations. Any of these events could significantly harm our business, results of operations, financial condition and prospects.

Further, the advertising and promotion of our products are subject to European Economic Area Member States laws implementing the Medical Device Regulation and Directive 2005/29/EC on unfair commercial practices, as well as other European Economic Area Member State legislation governing the advertising and promotion of medical devices. European Economic Area Member State legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary E.U. and national codes of conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals harming our business, financial condition, results of operations and prospects.

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

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties, government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Our commercial success depends, in part, upon our ability to develop, manufacture, market and sell our products and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The medical device industry is characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our products or proprietary technologies infringe on their intellectual property rights. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our products. This includes litigation, or threatened litigation, with non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend.

We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patent rights or other intellectual property, for example, based on conflicting obligations of consultants or others who are involved in developing our products. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We employ individuals who were previously employed at other medical technology companies. In addition, we use publications that are subject to copyright, as well as proprietary information and materials from third parties in our research. Some of the information and materials we use from third parties may be subject to agreements that include restrictions on use or disclosure. Although we strive to ensure proper safeguards, we cannot guarantee strict compliance with such agreements, nor can we be sure that our employees, consultants and advisors do not use proprietary information, materials or know-how of others in their work for us. In addition, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or other third parties. Although we have procedures in place that seek to prevent our employees and consultants from using the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. We may also be subject to claims that former employers or other third parties have an ownership interest in our future patents. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

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

Depending upon the timing, duration and specifics of FDA marketing approval for our future products, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent term extension of up to five years beyond the normal expiration of the patent as compensation for patent term lost during product development and the FDA regulatory review process, which is limited to the approved indication (or any additional indications approved during the period of extension). This extension is limited to one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only those claims covering such approved product, a method for using it or a method for manufacturing it may be extended. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries or areas, may not agree with our assessment of whether such extensions are available and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration of the term of any such extension is less than we request, our competitors may obtain approval for competing products following our patent expiration, and our ability to generate revenues may be adversely affected.

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

Risks Related to Financing and Tax Matters

We may require additional capital to support business growth, and this capital might not be available on terms favorable to us, or at all, and may dilute ownership of our common stock for our stockholders.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new products, enhance our existing products, enhance our operating infrastructure, potentially expand internationally and potentially acquire complementary businesses and technologies. In order to achieve these objectives, we may make future commitments of capital resources. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Further, if additional financing is needed, we may not be able to obtain additional financing on terms favorable to us or at all. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges and opportunities.

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

The vast majority of our revenue and the majority of our expense and capital purchasing activities through the year ended December 31, 2025 were transacted in U.S. dollars. Approximately 8% of our 2025 revenue, approximately 9% of our 2024 revenue and approximately 11% of our 2023 revenue was generated from customers outside the United States. However, because a portion of our operations consists of business activities outside of the United States, we have foreign currency operating expenses as well as asset and liability balances. During the year ended December 31, 2025, we were exposed to foreign currency risks in connection with our non-U.S. operations, and we anticipate that, over time, an increasing portion of our international agreements may provide for payment denominated in foreign currencies. Changes in the exchange rates between such foreign currencies and the U.S. dollar could therefore materially impact our reported results of operations and distort period-to-period comparisons. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-U.S. currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

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

As of December 31, 2025, we had net operating loss (“NOL”) carryforwards of approximately $609.9 million and $467.4 million for federal and state income tax purposes, respectively, which may be utilized against future federal and state income taxes. Federal NOL carryforwards we generated in tax years through December 31, 2017 generally may be carried forward for 20 years and may fully offset taxable income in the year utilized, and federal NOLs we generated in tax years beginning after December 31, 2017 generally may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually for tax years beginning after December 31, 2017.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOL carryforwards and other tax attributes, such as research and development tax credits, to offset future taxable income and taxes. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of our common stock, applying certain look through and aggregation rules, increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period, generally three years. Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOL carryforwards for tax purposes in the future. We completed a Section 382 study of our historic ownership changes through December 31, 2025 and determined there are limitations on our loss and credit carryforwards. In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOL carryforwards and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused.

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

We currently report our taxable income in various jurisdictions based upon our business operations in those jurisdictions, including in the United States, United Kingdom, and Japan. We may in the future be subject to reporting requirements in other foreign jurisdictions. The international nature and organization of our business activities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We believe that our consolidated financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

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

Prior to our IPO, there was no public market for our common stock. Following our IPO, it is possible that an active trading market will not be sustained, which would make it difficult for you to sell your shares of common stock at an attractive price or at all. An inactive market may also impair our ability to raise capital, to attract and motivate our employees through equity incentive awards and our ability to acquire businesses, brands, assets or technologies by using shares of our common stock as consideration.

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

•future sales of our common stock or other securities, by us or our stockholders;

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

•developments in our industry; and

•other factors described in this “Risk Factors” section and elsewhere in this Annual Report.

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

•December 31, 2030;

•the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

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

As of February 28, 2026, our executive officers, directors, owners of more than 5% of our capital stock and their respective affiliates beneficially owned approximately 45.4% of our outstanding shares. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

If we do not use the net proceeds that we received from our IPO effectively, our business, financial condition, results of operations and prospects could be harmed, and the market price of our common stock could decline. Pending their use, we are investing our IPO net proceeds in a variety of capital-preservation investments, including government securities and money market funds. These investments may not yield a favorable return to our investors.

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

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report, including in the section titled “Risk factors,” and in our future public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If actual circumstances differ from those in our assumptions, our operating and financial results could fall below our publicly announced guidance or the expectations of investors. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts or investors generally, or if we reduce our guidance for future periods, the market price of our common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We maintain an Information Security Management System designed to identify, assess, and manage material risks from cybersecurity threats. Our program is informed by international security standards, including ISO 27001 and NIST CSF 2.0, and we maintain HITRUST, ISO 27001, ISO 13485, SOC 2 Type 2 and UK CyberEssentials certifications to validate our security and data privacy practices.

We have developed and integrated into our overall risk management program an information security program that is designed to address material risks from cybersecurity threats. Our program includes policies and procedures that identify how security measures and controls are developed, implemented and maintained. A cybersecurity risk assessment, based on an internationally recognized methodology, is conducted annually.

Governance

The Audit Committee of our Board of Directors is primarily responsible for the oversight of risks from cybersecurity threats. The Committee receives quarterly reports from management regarding our security posture, recent threat assessments, and any significant incidents.

Our Chief Technology Officer and Senior Director of Information Security are responsible for the day-to-day assessment and management of cybersecurity risks. The Information Security Steering Committee consists of internal stakeholders and meets regularly to review key security indicators, identified risks and risk treatment plans. Our Senior Director of Information Security has 10 years of experience in healthcare security leadership and leads a team with experience in a broad set of security areas including product security, endpoint security, network security, incident response and identity and access management with relevant industry certifications. We work with external experts including security assessors, auditors and consultants to ensure expertise in necessary areas.

All employees and workforce members receive training at least annually on our information security policies and procedures, ensuring they follow industry best practices on security and are prepared to report any security incidents.

Risk Identification and Assessment

We conduct risk assessments at least annually, incorporating data from penetration testing, vulnerability scanning, threat modeling and other security processes to identify potential threats to our systems and data.

As we rely on third-party cloud service providers for our production process, we conduct security due diligence on all of our vendors, which is performed annually for critical vendors, including reviewing their third-party audits, penetration test results and other security documentation. Third party risks are included in our risk assessment.

Identified risks are reviewed and prioritized, considering the criticality of the systems, potential impact of the risk and likelihood. Where needed, the information security team will work with the Steering Committee to develop plans to mitigate or eliminate risks and implement them across the organization.

The information security team stays informed of cybersecurity threats through conferences, industry groups and other training to ensure risk assessments incorporate real data on likelihood and impact and trends in threats.

Incident Response

We maintain a formal incident response plan that includes protocols for investigating, containing, and mitigating security events. This plan is tested annually through tabletop exercises involving both technical staff and senior management.

We maintain a 24x7x365 on-call rotation to ensure timely responses to critical security incidents and monitor critical systems. We incorporate public and private threat intelligence data from industry organizations into our threat detection system to ensure we identify new threats. We have established communication channels to ensure that potential material cybersecurity incidents are promptly escalated to our legal and executive teams to determine if a disclosure obligation exists under SEC rules.

To date, we do not believe that known risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that we are aware of, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, we can give no assurance that we have detected or protected against all cybersecurity incidents or cybersecurity threats. Please see the risk factor titled “Our networks and those of our third-party service providers may become the target of bad actors or security breaches that we cannot anticipate or successfully defend, which could have an adverse impact on our business.” in Part I. Item 1A. “Risk Factors” in this Annual Report for additional information about the risks we face associated with cybersecurity threats.

Item 2. Properties

We currently lease approximately 61,000 square feet for our corporate headquarters located in Mountain View, California under a lease agreement which terminates in August 2030. We also lease approximately 26,000 square feet of office space located in Austin, Texas under a lease agreement which terminates in March 2027. We have the option to extend the Austin, Texas lease term for two additional three-year periods. The option must be exercised no more than 12 months and no less than nine months prior to the expiration of the applicable term.

We also have leased office space in Santa Rosa, San Francisco and Rohnert Park, California and Tokyo, Japan.

Our existing facilities will continue to support our production, research and development, finance, marketing, and administrative teams. We believe that our existing and new facilities are adequate to support our expansion through the end of the facilities’ lease periods. We believe that suitable additional or alternative space would be available in the future as required on commercially reasonable terms.

Item 3. Legal Proceedings

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

We are subject to litigation and other legal actions from time to time arising in the ordinary course of business, including intellectual property, products liability, breach of contract, commercial, employment, and other similar claims which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. In the opinion of management, the outcome of these and any other pending legal matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The Nasdaq Global Select Market under the symbol “HTFL” and began trading on August 8, 2025. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of February 28, 2026, there were approximately 344 stockholders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on any of our capital stock. We do not anticipate paying any dividends in the foreseeable future, and we currently intend to retain all available funds and any future earnings for use in the operation of our business and to finance the growth and development of our business. Future determinations as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Use of Proceeds

For a discussion of the use of proceeds from the IPO, see the information in Part II, Item 2, “Use of Proceeds” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. There have been no material changes to the use of proceeds from the IPO disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock with the total return for (i) the Nasdaq Composite Index (U.S.) and (ii) the Nasdaq U.S. Benchmark Medical Equipment TR Index for the period from August 8, 2025 (the first day of trading of our common stock) through December 31, 2025. The graph assumes an investment of $100 in our common stock at market close on August 8, 2025 and the reinvestment of dividends, if any. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Aug. 8, 2025	Aug. 31, 2025	Sep. 30, 2025	Oct. 31, 2025	Nov. 30, 2025	Dec. 31, 2025
Heartflow, Inc. (HTFL)	$100	$110	$117	$129	$112	$101
Nasdaq Composite	$100	$100	$106	$111	$109	$109
Nasdaq US Benchmark Medical Equipment TR	$100	$102	$100	$103	$110	$107

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. This discussion and analysis and other parts of this Annual Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Annual Report. You should carefully read the section titled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2024 included in our registration statement on Form S-1 (File No. 333-288733), which became effective on August 7, 2025.

Overview

We provide software and artificial intelligence (“AI”) designed to deliver a more accurate and clinically effective non-invasive solution for diagnosing and managing coronary artery disease (“CAD”), a leading cause of death worldwide. As of December 31, 2025, our Heartflow Platform has been used to assess CAD in more than 600,000 patients, including 219,000 in 2025 alone. We believe that we are the most widely adopted AI-powered test for CAD. Our novel platform leverages AI and advanced computational fluid dynamics to create a personalized 3D model of a patient’s heart from a single coronary computed tomography angiography (“CCTA”), a specialized type of scan that provides detailed images of the heart’s arteries. Our Heartflow Platform delivers actionable insights on blood flow, stenosis, plaque volume and plaque composition thereby overcoming the limitations of traditional non-invasive imaging tests which rely on indirect measures of coronary disease and lead to higher false negative and false positive rates as demonstrated by our PRECISE trial. We believe the differentiated accuracy and clinical utility of our Heartflow Platform, along with its ability to enhance workflows, will continue to support our growth and advance the “CCTA + Heartflow” pathway as the definitive standard for the non-invasive diagnosis and management of CAD.

To date, we have developed three software products (with a fourth product expected to launch in the second quarter of 2026) under the Heartflow Platform that provide physicians with the critical insights needed to effectively diagnose and manage CAD:

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

•Heartflow PCI Navigator, which we expect to launch in the second quarter of 2026, will provide advanced visualization and clinical insights to optimize revascularization strategies, guide device selection, enhance procedural efficiency, and improve patient care. We plan to provide Heartflow PCI Navigator to accounts as an integrated feature to enhance procedural efficiency, not as a stand-alone product.

We anticipate launching Plaque Tracker, our fifth product, in 2027. Plaque Tracker will enable longitudinal plaque analysis of sequential CCTAs to measure the efficacy of medical therapy based on plaque regression.

The Heartflow Platform has an existing commercial presence and regulatory approval in the United States, United Kingdom, European Union, and Japan. Additionally, some or all of our platform have received medical device licensing or approvals in

Canada, Australia, Israel, Saudi Arabia and United Arab Emirates and Bahrain. We have developed a highly scalable, capital efficient commercial model that combines Territory Sales Managers (“TSMs”) who drive new account adoption with Territory Account Managers (“TAMs”) who focus on increasing utilization by educating referring physicians. Our commercial team does not cover cases or otherwise spend time in an operating room or lab setting, which enables them to focus solely on driving commercial adoption and educational activities. We also have small, direct commercial teams in our international markets. In the future, we may expand our international presence beyond these markets.

Our technology is simple and intuitive and does not require the purchase of any capital equipment. Our onboarding process seamlessly integrates the Heartflow Platform into the customer’s daily workflow. These unique attributes of our business model afford our commercial organization a differentiated level of efficiency and scalability.

We have experienced considerable revenue growth since we began commercializing the Heartflow Platform in 2015, driven primarily by growth in our account base and increasing test volumes at accounts in our installed base. We recognized revenue of $176.0 million for the year ended December 31, 2025, compared to revenue of $125.8 million and $87.2 million for the year ended December 31, 2024 and 2023, respectively. Substantially all of our revenue is generated on a “pay-per-click” basis each time a physician chooses to review either our Heartflow FFRCT Analysis, Heartflow Plaque Analysis, or both and we recognize usage-driven fee revenue upon delivery of the requested analysis to the physician. Heartflow FFRCT Analysis has served as our commercial foundation, representing 98% of our total revenue as of December 31, 2025. In the second half of 2023, we initiated limited market education efforts for Heartflow Plaque Analysis, our second commercial product, and we expect to broaden our market education efforts as payor coverage for Heartflow Plaque Analysis increases. Heartflow Plaque Analysis is currently covered by certain government and third-party payors. Our Heartflow RoadMap Analysis is generally provided as a workflow efficiency tool to drive customer retention and loyalty and is not a stand-alone product.

Prior to our IPO, we primarily funded our operations with proceeds from sales of shares of our redeemable convertible preferred stock, common stock and convertible promissory notes, borrowings under our term loans and revenue received from our customers. As of December 31, 2025, we had $280.2 million in cash and cash equivalents and investments. In January and March 2025, we issued $98.3 million in aggregate principal amount of the 2025 Convertible Notes to investors, including related parties, with original maturity dates of 48 months from the dates of issuance. The consideration for the issuance of the 2025 Convertible Notes was comprised of $74.0 million in cash, $1.3 million in aggregate principal amount of notes issued in lieu of cash compensation to certain employees, and the exchange of $23.0 million of outstanding indebtedness under the 2024 Credit Agreement (as defined below).

On August 11, 2025, we completed our IPO, in which we issued and sold 19,166,667 shares of our common stock, which includes an additional 2,500,000 shares of common stock purchased by the underwriters pursuant to their option to purchase additional shares, at a price to the public of $19.00 per share. The cash proceeds from our IPO were approximately $332.4 million, net of underwriting discounts and commissions and offering costs of $31.8 million. Additionally, upon the closing of our IPO, the aggregate outstanding principal balance of $98.3 million under the 2025 Convertible Notes automatically converted into 6,470,743 shares of our common stock at $15.20 per share, a 20% discount from our IPO price.

We have incurred significant operating losses and negative cash flows since our inception, and we expect to continue to incur losses as we grow and transition to now operating as a public company. Our net loss for the years ended December 31, 2025, 2024, and 2023 was $116.8 million, $96.4 million, and $95.7 million, respectively.

Key Factors Affecting Our Results of Operations and Performance

We believe there are several important factors that have impacted and that we expect will continue to impact our operating performance and results of operations for the foreseeable future. These factors include, among others:

•Rate of adoption of CCTA in the market and our ability to increase adoption of the CCTA + Heartflow pathway among both referring and reading physicians.

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

Heartflow Revenue Cases

We regularly review a number of operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. Substantially all of our revenue is generated on a “pay-per-click” basis each time a physician chooses to review either our Heartflow FFRCT Analysis, Heartflow Plaque Analysis, or both and we recognize usage-driven fee revenue upon delivery of the requested analysis to the physician. We define a “Heartflow revenue case” as each time an account orders and we deliver the requested analysis to the physician. For example, the ordering of both an Heartflow FFRCT Analysis and a Heartflow Plaque Analysis from a single CCTA counts as two revenue cases. We define an “account” as any individual facility that orders a Heartflow FFRCT Analysis, Heartflow Plaque Analysis, or both. Accounts may have more than one reading physician or CT machine. The following table lists these revenue cases in each of the three month periods as indicated

	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025
Revenue cases	19,537	21,769	23,195	24,897	28,803	33,039	34,970	37,805	40,336	48,423	51,805	57,776

The period-to-period change in Heartflow revenue cases is an indicator of our ability to drive adoption and generate sales revenue and is helpful in tracking the progress of our business. We believe that Heartflow revenue cases are representative of our current business; however, we anticipate this metric may be substituted for additional or different metrics as our business grows.

Components of Our Results of Operations

Revenue

Substantially all of our revenue comprises usage-driven fees from accounts who order either our Heartflow FFRCT Analysis or our Heartflow Plaque Analysis, or both. We recognize usage-driven fee revenue upon delivery of the requested analysis to the physician. Key factors that drive our revenue include revenue case growth from our installed base and the success of our sales force in expanding adoption of the Heartflow Platform to new accounts and expanding the utilization of our system by accounts in our installed base. We consider an account that has our Heartflow solution deployed with the ability to send us CCTA images for processing as being part of our installed base. New accounts generally take 12 months to reach steady state revenue case volumes. New accounts typically ramp to FFRCT utilization close to full patient applicability in the first year and remain at this level consistently. Our Heartflow FFRCT Analysis is indicated for patients with stenosis levels between 40% and 90%, and we believe approximately 33% of patients have this level of stenosis. Revenue cases generated from clinic or office-based accounts typically carry a lower pricing than hospital-based accounts. We expect the percentage of our revenue cases generated from clinic or office-based accounts to continue to increase over time. The percentage of our U.S. revenue cases attributable to clinic and office-based accounts was 32%, 28% and 22% for the years ended December 31, 2025, 2024 and 2023, respectively.

While a single customer may include multiple accounts, no single customer accounted for 10% or more of our revenue during the years ended December 31, 2025, 2024 and 2023. However, the decision-making function for some of these accounts is concentrated in a relatively small number of customers, such that the loss of one customer could result in a disproportionate loss across our accounts. As we expand the adoption of the Heartflow Platform, we expect a majority of new accounts to come from new customers, decreasing our customer concentration risk.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily by our production team costs, the timing of hiring new production team members and training them to full productivity, the timing of our acquisition of new customers and the related capitalization of contract fulfillment costs, and the pricing and commercialization of Heartflow Plaque Analysis and other new products. Although we expect our gross margin to fluctuate from period to period, based upon the factors described above, we believe our gross margin will increase over the long term as we leverage the AI-based nature of our software platform to automate an increasing number of the manual components of our production team’s process, thereby lowering the cost of revenue per analysis. We also expect increased revenues from our Heartflow Plaque Analysis to positively impact our gross margin, as it runs on the same CCTA scan as Heartflow FFRCT Analysis. In the short term, we expect modulations in our gross margin as we hire and train additional personnel in our production team to support our increasing patient case volume. These expenses are offset by the varying levels of support provided by the production team in our clinical trials and research and development, which are allocated as research and development expense, and the capitalization of contract fulfillment costs.

Operating Expenses

Research and development

Research and development expenses are incurred in connection with the advancement of the Heartflow Platform with the goal to introduce products, features and improvements aimed at increasing the value proposition for our customers by expanding its applicability to additional disease states and patient populations. Research and development expenses consist primarily of engineering, product development, consulting services, clinical studies to develop and support our products, regulatory activities, medical affairs, and other costs associated with products and technologies that are in development. Research and development expenses consist of personnel and related expenses, including stock-based compensation costs, clinical trials, third-party consulting costs, the portion of the costs incurred by our production team to support clinical trials and research and development efforts, and allocated overhead, including facilities expenses, equipment and depreciation. Our research and development team is comprised of PhD research scientists with expertise in AI-based algorithms and medical imaging, alongside software engineers skilled in cloud architecture, AI algorithms, machine and deep learning and 3D visualization, as well as product managers and designers who ensure optimal customer experience and design. We record research and development expenses in the periods in which they are incurred. We expect our research and development expenses to increase as we conduct clinical studies for expanded indications for use or to expand the addressable market populations for our products and to hire additional personnel to develop new product offerings and product enhancements. For example, in the second half of 2026, we expect to begin enrollment in three randomized clinical trials focused on high-risk asymptomatic sub populations to expand the addressable market for our products.

Selling, general and administrative

Selling, general and administrative expenses consist of personnel and related expenses, including stock-based compensation costs, related to selling and marketing, commercial operations, reimbursement, finance, legal, information technology and human resources functions. Other expenses include sales commission, marketing initiatives, professional service fees (including legal, audit, accounting and tax fees), market access work to secure reimbursement for our technologies, travel expenses, conferences and trade shows, and allocated overhead, which includes facilities expenses, software licenses, depreciation and other miscellaneous expenses.

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

Interest expense, net

Interest expense, net consisted primarily of interest expense on our Term Loan and related amortization of debt discount and debt issuance costs. Interest income is primarily interest earned on our cash, cash equivalents and investments.

Other income (expense), net

Other income (expense), net consists primarily of changes in fair value related to our common stock warrant and derivative liability, loss on extinguishment of debt, as well as foreign exchange transaction gains or losses from transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We continued to record adjustments to the estimated fair value of the common stock warrant liability until the warrants were exercised, and we continued to record adjustments to the estimated fair value of the derivative liability until their conversion upon our IPO. All of our common stock warrants were net exercised in October 2025.

(Provision for) benefit from income taxes

Provision for income taxes consists of income tax expense in foreign jurisdictions. To date, we have not recorded any U.S. federal or state income tax expense. In the United States, we have recorded deferred tax assets for which we provide a full valuation allowance. Due to our history of net operating losses since inception, we expect to maintain a full U.S. valuation allowance in the foreseeable future due to uncertainties regarding our ability to realize these assets.

Results of Operations

Comparison of Years Ended December 31, 2024, and 2023

For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2024 included in our registration statement on Form S-1 (File No. 333-288733), which became effective on August 7, 2025.

Comparison of Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
	2025	2024	$	%
Revenue	$176,034	$125,808	$50,226	40%
Cost of revenue	40,837	31,359	9,478	30%
Gross profit	135,197	94,449	40,748	43%
Operating expenses:
Research and development	64,918	43,517	21,401	49%
Selling, general and administrative	134,345	112,154	22,191	20%
Total operating expenses	199,263	155,671	43,592	28%
Loss from operations	(64,066)	(61,222)	(2,844)	5%
Interest expense, net	(9,635)	(18,702)	9,067	(48)%
Other expense, net	(43,166)	(16,449)	(26,717)	162%
Loss before provision for income taxes	(116,867)	(96,373)	(20,494)	21%
(Provision for) benefit from income taxes	76	(53)	129	(243)%
Net loss	$(116,791)	$(96,426)	$(20,365)	21%

Revenue

Revenue increased $50.2 million, or 40%, to $176.0 million during the year ended December 31, 2025, compared to $125.8 million during the year ended December 31, 2024. The increase in revenue was primarily attributable to a 47% increase in revenue case volume, partially offset by a reduction in average sales price due to a higher percentage of revenue cases generated from clinic and office-based accounts and an increase in utilization and volume rebates.

Cost of revenue and gross margin

Cost of revenue increased $9.4 million, or 30%, to $40.8 million during the year ended December 31, 2025, compared to $31.4 million during the year ended December 31, 2024. This increase was attributable to $6.5 million in personnel and related expenses, $1.0 million in third-party hosting fees, $0.9 million in allocated overhead, $0.6 million in computer hardware-related costs, $0.5 million in royalties, and $0.3 million in amortization of capitalized internal-use software, partially offset by a net decrease of $0.6 million in capitalized and amortized contract fulfillment costs. Personnel and related expenses included $0.4 million and $0.3 million of stock-based compensation costs during the year ended December 31, 2025 and 2024, respectively. Gross margin for the year ended December 31, 2025 increased to 77% as compared to 75% for the year ended December 31, 2024. The gross margin increase during the year ended December 31, 2025 was primarily attributable to our increase in revenue case volume and improved production team productivity driven by AI efficiency initiatives, partially offset by our continued investment in the hiring and training of additional personnel in our production team to support our increasing revenue case volume. Although we expect to continue to invest in the hiring and training of additional personnel in our production team, we expect our gross margin will continue to increase over the long term.

Research and development expenses

Research and development expenses increased $21.4 million, or 49%, to $64.9 million during the year ended December 31, 2025, compared to $43.5 million during the year ended December 31, 2024. The increase in research and development expenses was primarily attributable to an increase of $13.9 million in personnel and related expenses directly associated with an increase in headcount, $2.6 million in consulting and professional fees, $1.4 million in clinical trial expenses, $1.0 million in software-related costs, $0.9 million in third-party hosting fees, $0.6 million in allocated production team costs to support clinical trials and research and development efforts, $0.3 million in allocated overhead, and $0.2 million of capitalized internal-use software costs. Personnel and related expenses included $3.4 million and $2.2 million of stock-based compensation costs during the year ended December 31, 2025 and 2024, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $22.2 million, or 20%, to $134.3 million during the year ended December 31, 2025, compared to $112.1 million during the year ended December 31, 2024. The increase in selling, general and administrative expenses was primarily attributable to an increase of $16.3 million in personnel and related expenses directly associated with an increase in headcount, $3.8 million in professional fees, including legal, audit and consulting fees, $1.6 million in advertising and other promotional expenses, $1.5 million in computer hardware and software-related costs, $0.7 million in travel costs, and $0.4 million in insurance expense, partially offset by a decrease of $1.8 million in facilities and allocated overhead and $0.9 million of capitalized commission costs. Personnel and related expenses included $10.1 million and $7.8 million of stock-based compensation costs for the year ended December 31, 2025 and 2024, respectively.

Interest expense, net

Interest expense, net decreased $9.1 million, or 48%, to an expense of $9.6 million during the year ended December 31, 2025, compared to an expense of $18.7 million during the year ended December 31, 2024. This decreased expense was primarily attributable to a lower aggregate outstanding principal balance under our 2024 Term Loan related to the conversion of $23.0 million in principal to convertible notes in January 2025 and the full repayment of our 2024 Term Loan in August 2025, partially offset by amortization of debt issuance costs and debt discount related to our 2024 Term Loan and 2025 Convertible Notes through their conversion to common stock upon our IPO in August 2025.

Other expense, net

Other expense, net increased to an expense of $43.2 million during the year ended December 31, 2025, compared to an expense of $16.4 million during the year ended December 31, 2024. The increase was primarily attributable to the remeasurement and recognition of the change in fair value related to our common stock warrant liability charge of $43.9 million and a loss on extinguishment of debt of $6.4 million related to the full repayment of our 2024 Term Loan in August 2025, partially offset by a benefit on the remeasurement and recognition of the change in fair value related to our derivative liability of $7.3 million.

(Provision for) benefit from income taxes

(Provision for) benefit from income taxes was $76,000 and $(53,000) for the years ended December 31, 2025 and 2024, respectively, related to our foreign taxes.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2025, we had $280.2 million in cash and cash equivalents and investments and an accumulated deficit of $1.1 billion, compared to $51.4 million in cash and cash equivalents and an accumulated deficit of $971.0 million as of December 31, 2024. Prior to our IPO, we primarily funded our operations with proceeds from sales of shares of our redeemable convertible preferred stock, common stock and convertible promissory notes, borrowings under our term loans and revenue received from our customers, which we expect to be our primary source of future liquidity.

We expect to continue to incur losses and to expend significant amounts of cash in the foreseeable future as we continue to scale our business, invest in research and development activities, increase sales and marketing efforts to support commercial expansion, and increase general and administrative expenses to support being a publicly-traded company.

Based on our current operating plan, we believe that our existing cash and cash equivalents and investments, together with the expected cash generated from revenue transactions with customers, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and may need to raise additional capital to fund operations, further research and development activities, or acquire, invest in, or in-license other businesses, assets, or technologies.

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

The 2024 Term Loan was scheduled to mature on June 14, 2028 and bore interest equal to the sum of (i) 7.0% (or 6.0% if the alternative base rate (“ABR”) was in effect) plus (ii) the greater of (x) the forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) for a respective tenor in effect on such day (or the alternative base rate, if applicable), and (y) 2.0%. The ABR equaled the sum of (i) 6.0% plus (ii) the greater of (1) the Wall Street Journal Prime Rate, plus 0.5%, (2) the Federal Reserve Bank of New York rate plus 0.5% or (3) the CBA Term SOFR for one month tenor plus 1.0%. We had an option to pay interest in-kind at the rate equal to the cash interest rate plus 1.0% through the last interest period ending before the 18th month anniversary of the 2024 Credit Agreement. We had an option to prepay the 2024 Term Loan subject to a prepayment fee of 1.5% for prepayments after the second anniversary but on or prior to the third anniversary of the 2024 Term Loan and a prepayment fee of 3% for prepayments thereafter.

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

The 2025 Convertible Notes contained embedded derivative features, including conversion upon a change in control and automatic conversion upon completion of a qualified IPO, that were required to be bifurcated and accounted for separately as a single derivative instrument. The issuance date estimated fair values of the derivative liability was $11.1 million and $20.8 million in January and March 2025, respectively, which were recorded as debt discounts. The derivative liability was remeasured to an aggregate fair value of $24.6 million immediately before the conversion of the 2025 Convertible Notes to common stock upon the IPO, resulting in a gain of $7.3 million recorded within the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31, December 31,
	2025	2024	2023
Net cash used in operating activities	$(54,023)	$(69,001)	$(76,434)
Net cash used in investing activities	(238,568)	(4,357)	(6,105)
Net cash provided by financing activities	286,043	2,237	169,318

Net cash used in operating activities

Net cash used in operating activities was $54.0 million for the year ended December 31, 2025, attributable to a net loss of $116.8 million and a net change in operating assets and liabilities of $7.7 million, partially offset by non-cash charges of $70.5 million. The non-cash charges primarily consisted of $14.0 million in stock-based compensation expense, $7.3 million of change in fair value of derivative liability, $43.9 million of change in fair value of common stock warrant liability, $6.4 million of loss on extinguishment of debt, $5.4 million of depreciation and amortization, $5.4 million of amortization of debt discount and debt issuance costs, $3.1 million of amortization of right-of-use asset, $1.7 million accretion of discounts on investments, $1.1 million of non-cash interest charges, and $0.2 million change in allowance for credit losses. The increase in net operating assets was primarily due to an increase of $4.9 million in accounts receivable, a $7.9 million increase in prepaid expenses and other current assets, a $0.7 million increase in other non-current assets, a $9.3 million increase in accrued expenses and other current liabilities and a $3.7 million decrease in operating lease liabilities.

Net cash used in operating activities for the year ended December 31, 2024 was $69.0 million, attributable to a net loss of $96.4 million and a net change in operating assets and liabilities of $10.9 million, partially offset by non-cash charges of $38.3 million. The non-cash charges primarily consisted of $10.2 million in stock-based compensation expense, $16.4 million of change in fair value of common stock warrant liability, $5.4 million of depreciation and amortization, $2.7 million of amortization of right-of-use asset, $2.0 million of non-cash interest charges and $1.6 million of amortization of debt discount and debt issuance costs. The increase in net operating assets was primarily due to an increase of $3.8 million in accounts receivable, a $1.0 million increase in prepaid expenses and other current assets, a $2.7 million increase in other non-current assets and a $3.2 million decrease in operating lease liabilities.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2025 was $238.6 million, which consisted of purchases of investments of $233.6 million and purchases of property and equipment of $5.0 million.

Net cash used in investing activities for the year ended December 31, 2024 was $4.4 million consisting of purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2025 was $286.0 million, consisting primarily of $332.4 million in net proceeds from our IPO, $72.8 million in net proceeds from the issuance of our 2025 Convertible Notes and

$3.3 million in proceeds from the exercise of stock options, offset by $115.1 million principal repayment under our 2024 Term Loan and $6.8 million in exit and prepayment penalty fees related to our 2024 Term Loan.

Net cash provided by financing activities for the year ended December 31, 2024 was $2.2 million primarily attributable to $4.6 million in proceeds from the exercise of stock options offset by payments of $2.3 million in exit, prepayment penalty and lender fees related to our 2024 Term Loan Refinancing.

For discussion related to our cash flows for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2024 included in our registration statement on Form S-1 (File No. 333-288733), which became effective on August 7, 2025.

Contractual Obligations and Commitments

Our contractual commitments will have an impact on our future liquidity. Our material commitments include future payments on non-cancellable facility leases, the sublease of our Mountain View, California facility lease and royalty obligations for exclusive technology licensing agreements.

Lease Agreements

We have operating lease arrangements for office space in Mountain View, Santa Rosa, San Francisco, and Rohnert Park, California, Austin, Texas, and Tokyo, Japan. As of December 31, 2025 we had total lease payment obligations under non-cancelable leases of $26.5 million, including $6.2 million payable through December 31, 2026. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Sublease Agreement

In March 2026, we entered into a sublease agreement to sublease our office space in Mountain View, California to a third-party subtenant. The initial term of the sublease will commence in April 2026 and continues until August 2030, consistent with the remaining term of our Master Lease, with 52% occupancy of the facility beginning April 2026 and full occupancy by March 2027. The sublease provides for an initial annual base rent of approximately $1.2 million, which increases annually up to a maximum annual base rent of approximately $2.4 million. See Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Royalty Payments

We entered into various exclusive technology licensing agreements that require us to make annual royalty payments in fixed amounts as well as certain milestone and revenue-based payments. As of December 31, 2025, the remaining aggregate royalty obligations under these agreements is $0.3 million, of which minimum royalty obligations of $50,000 is payable in 2026. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following discussion addresses our most critical accounting policies, which are those most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Common Stock Warrants

We had issued freestanding warrants to purchase shares of common stock in connection with our 2024 Term Loan. Prior to their net exercise in October 2025, we classified these warrants as a liability because they did not meet the equity indexation criteria. We recorded the fair value of the warrant on the consolidated balance sheet upon issuance and was subject to remeasurement at each balance sheet date. The changes in the fair value of the warrants were recorded in the consolidated statements of operations and comprehensive loss until the warrants were exercised. We utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the common stock warrant liability. Significant estimates and assumptions impacting fair value include the stock price prior to our IPO, contractual term, expected volatility and weighted average risk-free interest rate.

The estimated aggregate fair value of the warrants issued in connection with the 2024 Term Loan in January 2021 and March 2022 was $4.3 million and $3.5 million, respectively. We recognized a $43.9 million and $16.4 million loss from the change in fair value in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2025 and 2024, respectively.

Derivative Liability

Term Loan

Prior to the 2024 Term Loan Refinancing in June 2024, we determined that our 2024 Term Loan contained certain prepayment features, default put option and default interest adjustment features that were determined to be embedded derivatives requiring bifurcation and separate accounting as a single compound derivative. The impact of bifurcation of the embedded derivative on the date of issuance was reflected as a debt discount. The instrument was classified as a liability on the consolidated balance sheet and subject to remeasurement at each balance sheet date. Any change in fair value of the derivative liability was recognized in the consolidated statements of operations and comprehensive loss.

We utilized both the Black-Scholes-Merton and option-pricing method, which incorporates certain assumptions and estimates, to value the derivative liability. These include the estimated time and probability of a business combination or IPO, default, change of control and incurrence of new debt, weighted common stock value, debt yield, expected volatility and risk-free interest rate.

The estimated fair value of the derivative liability was $2.1 million at the issuance date in January 2021. We recognized a $0.2 million loss from the change in fair value in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2024. In connection with the 2024 Term Loan Refinancing on June 14, 2024, the associated current fair value of the derivative liability of $1.1 million, as remeasured at the date of 2024 Term Loan Refinancing, was derecognized and recorded as a debt discount to the 2024 Term Loan.

2025 Convertible Notes

Prior to its conversion upon our IPO, the 2025 Convertible Notes were determined to contain certain settlement features and conversion put options which required bifurcation and separate accounting as a single compound embedded derivative. The fair value of the derivative liability was recorded at the issuance dates as debt discounts and reductions to the carrying value of the 2025 Convertible Notes on the consolidated balance sheet. The derivative liability was remeasured to fair value at each reporting period and the related changes in fair value are recorded on the consolidated statements of operations and comprehensive loss. The fair value of the derivative liability was estimated using a scenario-based analysis comparing the probability-weighted present value of the 2025 Convertible Notes with and without the bifurcated features. We utilized both the Monte Carlo Simulation and option-pricing method, which incorporated certain assumptions and estimates, to value the derivative liability. These included the estimated time and probability of an IPO and change of control, with resulting cash flows discounted using appropriate discount rates.

The issuance date estimated fair values of the derivative liability was $11.1 million and $20.8 million in January and March 2025, respectively, which were recorded as debt discounts. The derivative liability was remeasured to fair value at the end of each reporting period and through the date of its conversion to common stock upon the Company’s IPO, resulting in a recognized gain of $7.3 million in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2025. The aggregate estimated fair value of the derivative liability at the time of conversion was $24.6 million, based on the 20% discount from the IPO price, which was reclassified to additional paid-in capital.

Stock-based Compensation

Stock-based compensation related to share-based awards granted to employees, consultants and to members of our board of directors is measured at fair value. Compensation expense for those awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. For performance-based stock options, we assess the probability of performance conditions being achieved in each reporting period. The amount of stock-based compensation expense recognized in any one period related to performance-based stock options can vary based on the achievement or anticipated achievement of the performance conditions. We account for forfeitures of stock-based awards as they occur.

We estimate the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. This model requires the use of highly subject assumptions to determine the fair value, including:

•Fair value of common stock. See the subsection titled “—Determination of fair value of common stock” below.

•Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The expected term for our stock options was calculated based on the weighted-average vesting term of the awards and the contract period, or simplified method.

•Expected volatility. As we were not publicly traded prior to the IPO and do not have sufficient trading history after the IPO, the expected volatility for our stock options is determined by using an average of historical volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards. The comparable companies were chosen based on their size, stage of their life cycle or area of specialty.

•

•Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.

•Expected dividend yield. The expected dividend yield is zero as we have not paid dividends nor do we anticipate paying any dividends on our common stock.

We expect to continue to grant equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase. See Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Determination of Fair Value of Common Stock

Because there had been no public market for our common stock prior to the IPO, the estimated fair value of our common stock underlying our share-based awards was estimated on each grant date by our management and approved by our board of directors. Our board of directors exercised reasonable judgment and considered a number of objective and subjective factors, as well as valuations prepared by independent third-party valuation firms. The methodologies used to estimate the enterprise value are performed using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the Practice Aid). In addition to considering the results of independent third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of common stock as of each grant date, including:

•contemporaneous valuations performed by independent third-party specialists;

•the prices, rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock;

•the prices of common or preferred stock sold to third-party investors by us and in secondary transactions or repurchased by us in arms-length transactions;

•lack of marketability of our common stock;

•our actual operating and financial performance;

•current business conditions and projections;

•our stage of development;

•likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our company given prevailing market conditions;

•the market performance of comparable publicly traded companies; and

•the U.S. and global capital market conditions.

For our valuations performed, the allocation of these enterprise values to each of our share classes utilized the hybrid method. The hybrid method considered the stay private scenario and IPO exit scenario. In the stay private scenario, three market methodologies were employed including (i) a market indexing valuation analysis based on the Series F Preferred financing round, (ii) a guideline public company analysis based on historical and forecast operating metrics for us, and (iii) a guideline transaction analysis based on historical and forecast operating metrics for us. In the IPO exit scenario, the total equity value was estimated based on the expected timing, offering size and pre-money valuation. The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could be materially different.

After our IPO, the fair value of our common stock is determined based on the quoted market price of our common stock on the Nasdaq stock exchange.

Off-balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Emerging Growth Company Status

We are an “emerging growth company” under the JOBS Act, which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies. The JOBS Act also exempts us from having to provide an attestation and report from our independent registered public accounting firm on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002.

We will remain an emerging growth company until the earliest of: (i) December 31, 2030; (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

As of December 31, 2025, we had cash and cash equivalents and investments of $280.2 million, which consisted of bank deposits, money market funds, U.S. government securities, U.S. treasury bills, commercial paper, corporate bonds/notes, asset-backed securities and agency bonds/notes.

The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. We place our cash, cash equivalents, and investments with high-quality financial institutions and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our income and the fair market value of our investments. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we sell an investment before its scheduled maturity.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our investments as of December 31, 2025. While we believe our cash, cash equivalents, and investments do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value.

Credit risk

Our cash and cash equivalents, which at times may exceed federally insured limits, is maintained with large financial institutions. As of the issuance date of the consolidated financial statements included in this report, we have not experienced any losses on our deposits and all of our cash deposits have been accessible to us. As of December 31, 2025, our cash equivalents and investments are invested in highly rated money market funds, U.S. treasury bills, U.S. government securities, commercial paper, corporate bonds/notes, asset-backed securities and agency bonds/notes. Uncertain financial markets, or a U.S. sovereign default or threat thereof, could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of securities in our investments could deteriorate and may have an adverse impact on the carrying value of these investments.

Our accounts receivable primarily relate to revenue from the sale of our products to medical providers. No customer represented 10% or more of our accounts receivable as of December 31, 2025 and 2024.

Foreign currency exchange risk

The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in other foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, United Kingdom and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements during any of the periods presented. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Effects of inflation

Inflation generally affects us by increasing our cost of labor and overhead costs. We do not believe that inflation has had a material impact on our business, results of operations, or financial condition, or on our consolidated financial statements included elsewhere in this Annual Report.

Item 8. Financial Statements and Supplementary Data

Heartflow, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2025, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Heartflow, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Heartflow, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 18, 2026

We have served as the Company’s auditor since 2009.

Heartflow, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$44,776	$51,367
Short-term investments	132,010	—
Accounts receivable, net of allowance for credit losses of $626 and $814 at December 31, 2025 and 2024, respectively	29,343	24,639
Restricted cash, current	—	150
Prepaid expenses and other current assets	14,075	6,132
Total current assets	220,204	82,288
Long-term investments	103,365	—
Property and equipment, net	8,587	8,920
Operating lease right-of-use assets	17,488	18,805
Restricted cash, non-current	4,709	4,325
Other non-current assets	5,099	4,366
Total assets	$359,452	$118,704

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,169	$2,870
Accrued expenses and other current liabilities	33,279	25,319
Operating lease liabilities, current	5,922	5,416
Total current liabilities	42,370	33,605
Term loan	—	136,431
Common stock warrant liability	—	20,835
Operating lease liabilities, non-current	16,132	18,537
Other non-current liabilities	303	214
Total liabilities	58,805	209,622
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock issuable in series, $0.001 par value; none and 122,231,454 shares authorized, issued and outstanding as of December 31, 2025 and 2024, respectively; aggregate liquidation value of none and $951,917 as of December 31, 2025 and 2024, respectively	—	768,566
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 50,000,000 and no shares authorized as of December 31, 2025 and 2024, respectively; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 250,000,000 and 210,300,000 shares authorized as of December 31, 2025 and 2024, respectively; 85,280,597 and 6,122,048 shares issued and outstanding as of December 31, 2025 and 2024, respectively	85	6
Additional paid-in capital	1,388,737	112,241
Accumulated other comprehensive loss	(425)	(772)
Accumulated deficit	(1,087,750)	(970,959)
Total stockholders’ equity (deficit)	300,647	(859,484)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$359,452	$118,704

The accompanying notes are an integral part of these consolidated financial statements.

Heartflow, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2025	2024	2023
Revenue	$176,034	$125,808	$87,174
Cost of revenue	40,837	31,359	29,123
Gross profit	135,197	94,449	58,051
Operating expenses:
Research and development	64,918	43,517	35,854
Selling, general and administrative	134,345	112,154	95,111
Total operating expenses	199,263	155,671	130,965
Loss from operations	(64,066)	(61,222)	(72,914)
Interest income	5,538	4,066	5,457
Interest expense	(15,173)	(22,768)	(24,694)
Change in fair value of common stock warrant liability	(43,894)	(16,395)	(2,320)
Change in fair value of derivative liability	7,311	(222)	4,158
Change in fair value of convertible note	—	—	(5,120)
Loss on extinguishment of debt	(6,360)	—	—
Other income (expense), net	(223)	168	325
Loss before provision for income taxes	(116,867)	(96,373)	(95,108)
(Provision for) benefit from income taxes	76	(53)	(547)
Net loss	$(116,791)	$(96,426)	$(95,655)
Cumulative dividends on Series C redeemable convertible preferred stock	—	—	(1,239)
Deemed dividend upon down round of redeemable convertible preferred stock	—	—	(26,794)
Net loss attributable to common stockholders	$(116,791)	$(96,426)	$(123,688)
Comprehensive loss:
Net loss	$(116,791)	$(96,426)	$(95,655)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	191	(271)	(504)
Unrealized gain on investments, net	156	—	—
Total other comprehensive income (loss)	347	(271)	(504)
Total comprehensive loss	$(116,444)	$(96,697)	$(96,159)

Net loss per share attributable to common stockholders, basic and diluted	$(3.17)	$(17.98)	$(25.32)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	36,853,867	5,363,435	4,885,231

The accompanying notes are an integral part of these consolidated financial statements.

Heartflow, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

*

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances as of January 1, 2023	39,422,361	$538,423	4,943,764	$5	$58,436	$3	$(752,084)	$(693,640)
Issuance of common stock upon exercise of stock options	—	—	99,900	—	589	—	—	589
Issuance of Series F redeemable convertible preferred stock at $2.8505 per share, net of issuance costs of $5,904	61,344,029	168,957	—	—	—	—	—	—
Issuance of Series F-1 redeemable convertible preferred stock at $1.9098 per share upon conversion of convertible notes and accrued interest	21,465,064	61,186	—	—	—	—	—	—
Deemed dividend upon down round of redeemable convertible preferred stock	—	—	—	—	26,794	—	(26,794)	—
Repurchase of common stock	—	—	(102,739)	—	(228)	—	—	(228)
Stock-based compensation expense	—	—	—	—	11,874	—	—	11,874
Foreign currency translation loss	—	—	—	—	—	(504)	—	(504)
Net loss	—	—	—	—	—	—	(95,655)	(95,655)
Balances as of December 31, 2023	122,231,454	768,566	4,940,925	5	97,465	(501)	(874,533)	(777,564)
Issuance of common stock upon exercise of stock options	—	—	1,181,123	1	4,563	—	—	4,564
Stock-based compensation expense	—	—	—	—	10,213	—	—	10,213
Foreign currency translation loss	—	—	—	—	—	(271)	—	(271)
Net loss	—	—	—	—	—	—	(96,426)	(96,426)
Balances as of December 31, 2024	122,231,454	768,566	6,122,048	6	112,241	(772)	(970,959)	(859,484)
Conversion of redeemable convertible preferred stock to common stock upon IPO	(122,231,454)	(768,566)	51,226,348	51	768,515	—	—	768,566
Issuance of common stock upon IPO, net of underwriting discounts, commissions and offering costs	—	—	19,166,667	19	332,368	—	—	332,387
Conversion of convertible notes to common stock upon IPO, net	—	—	6,470,743	6	94,133	—	—	94,139
Net exercise of common stock warrants	—	—	1,646,317	2	64,728	—	—	64,730
Issuance of common stock upon exercise of stock options	—	—	617,134	1	3,297	—	—	3,298
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	—	—	31,340	—	(510)	—	—	(510)
Stock-based compensation expense	—	—	—	—	13,965	—	—	13,965
Unrealized gain on investments, net	—	—	—	—	—	156	—	156
Foreign currency translation gain	—	—	—	—	—	191	—	191
Net loss	—	—	—	—	—	—	(116,791)	(116,791)
Balances as of December 31, 2025	—	$—	85,280,597	$85	$1,388,737	$(425)	$(1,087,750)	$300,647

The accompanying notes are an integral part of these consolidated financial statements.

Heartflow, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(116,791)	$(96,426)	$(95,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,440	5,358	4,744
Stock-based compensation expense	13,965	10,213	11,874
Amortization of debt discount and debt issuance costs	5,367	1,609	2,777
Amortization of right-of-use asset	3,133	2,735	2,889
Accretion of discounts on investments, net	(1,676)	—	—
Change in fair value of common stock warrant liability	43,894	16,395	2,320
Change in fair value of derivative liability	(7,311)	222	(4,158)
Change in fair value of convertible note	—	—	5,120
Loss on extinguishment of debt	6,360	—	—
Paid-in-kind interest	—	—	144
Non-cash interest charges	1,071	2,016	865
Change in allowance for credit losses	188	(244)	1,190
Changes in assets and liabilities:
Accounts receivable, net	(4,892)	(3,849)	(9,350)
Prepaid expenses and other current assets	(7,943)	(998)	(357)
Other non-current assets	(733)	(2,698)	(402)
Accounts payable	218	(327)	(623)
Accrued expenses and other current liabilities	9,313	426	3,759
Operating lease liabilities	(3,715)	(3,218)	(1,761)
Other non-current liabilities	89	(215)	190
Net cash used in operating activities	(54,023)	(69,001)	(76,434)
Cash flows from investing activities:
Purchase of property and equipment	(5,025)	(4,357)	(6,105)
Purchases of investments	(233,543)	—	—
Net cash used in investing activities	(238,568)	(4,357)	(6,105)
Cash flows from financing activities:
Proceeds from issuance of Series F redeemable convertible preferred shares, net of issuance costs	—	—	168,957
Proceeds from initial public offering, net of issuance costs	332,387	—	—
Proceeds from convertible notes offering, net of issuance costs	72,769	—	—
Proceeds from exercise of stock options	3,298	4,564	589
Repayment of term loan	(115,137)	—	—
Payments of exit, prepayment penalty and lender fees	(6,764)	(2,327)	—
Payment of taxes related to vested restricted stock units	(510)	—	—
Repurchase of common stock	—	—	(228)
Net cash provided by financing activities	286,043	2,237	169,318
Effect of foreign exchange rates	191	(271)	(504)
Net increase (decrease) in cash and cash equivalents	(6,357)	(71,392)	86,275
Balance, beginning of period	55,842	127,234	40,959
Balance, end of period	$49,485	$55,842	$127,234

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,573	$19,163	$20,800
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$81	$—	$808
Right-of-use asset obtained in exchange for lease obligation	$1,816	$579	$—
Conversion of redeemable convertible preferred stock to common stock upon IPO	$768,566	$—	$—
Conversion of convertible notes to common stock upon IPO	$94,139	$—	$—
Conversion of term loan principal to convertible notes	$23,000	$—	$—
Reclassification of warrant liability to common stock upon net exercise	$64,729	$—	$—
Issuance of convertible notes to certain employees in lieu of cash compensation	$1,353	$—	$—
Reclassification of term loan debt discount to convertible notes debt discount	$239	$—	$—
Derecognition of derivative liability in connection with debt refinancing	$—	$1,125	$—
Unpaid deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$413	$—
Reduction in right-of-use asset and lease obligation due to amendment in lease terms	$—	$—	$1,776
Deemed dividend upon down round of redeemable convertible preferred stock	$—	$—	$26,794
Conversion of convertible note into Series F-1 redeemable convertible preferred stock	$—	$—	$61,186

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company is a commercial-stage medical technology company that provides software and artificial intelligence (“AI”) designed to deliver a non-invasive solution for diagnosing and managing coronary artery disease (“CAD”). The Company’s novel Heartflow Platform uses AI and advanced computational fluid dynamics to create a personalized 3D model of a patient’s heart based off a single coronary computed tomography angiography (“CCTA”). This results in actionable data on blood flow, stenosis, plaque volume and plaque composition. The Company’s Heartflow FFRCT Analysis and Plaque Analysis software assists physicians in diagnosing, managing and delivering precision care to patients with CAD. The Company was awarded Conformité Européene Mark for its Heartflow FFRCT Analysis in July 2011. The Company received clearance from the U.S. Food and Drug Administration (“FDA”) in November 2014 for its Heartflow FFRCT Analysis and in October 2022 for its Plaque Analysis.

The Company’s headquarters is located in Mountain View, California, and the Company also has offices in Santa Rosa, San Francisco, and Rohnert Park, California, Austin, Texas, and Tokyo, Japan.

The Company had the following wholly-owned subsidiaries as of December 31, 2025:

Entity Name	Country of Incorporation
HeartFlow Japan G.K.	Japan
HeartFlow U.K. Ltd	United Kingdom

Effective November 2025, HeartFlow Technology U.K. Limited, a wholly-owned subsidiary in the United Kingdom, was dissolved. Effective July 2024, HeartFlow International Sarl, a wholly-owned subsidiary in Switzerland, was dissolved.

Reverse Stock Split

On July 31, 2025, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to immediately effect a reverse stock split of the shares of the Company’s outstanding common stock at a ratio of 1.0-for-2.92 (the “Reverse Stock Split”). The number of authorized shares and par value per share were not adjusted as a result of the Reverse Stock Split. All references to shares, options to purchase common stock, share amounts, per share amount, and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. The shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the conversion ratios for each series of the Company’s redeemable convertible preferred stock, which automatically convert into shares of common stock upon the closing of the Company’s initial public offering (the “IPO”) of common stock, were proportionally adjusted.

Initial Public Offering

On August 11, 2025, the Company completed its IPO of 19,166,667 shares of its common stock, which included an additional 2,500,000 shares of common stock purchased by the underwriters pursuant to their option to purchase additional shares, at a price to the public of $19.00 per share. The gross proceeds to the Company from the IPO were approximately $364.2 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company of $31.8 million. Immediately prior to the closing of the Company’s IPO, all of the outstanding shares of the Company’s redeemable convertible preferred stock converted into shares of the Company’s common stock. Additionally, upon the closing of the Company’s IPO, the aggregate outstanding principal balance under the 2025 Convertible Notes (as defined in Note 2) automatically converted into shares of the Company’s common stock.

Liquidity

The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $1.1 billion as of December 31, 2025. The Company expects to incur losses for the foreseeable future. Historically, the Company’s activities have been financed through sales of shares of redeemable convertible preferred stock, common stock and convertible promissory notes, borrowings under term loans and revenue received from customers.

As of December 31, 2025, the Company had $280.2 million in cash and cash equivalents and investments in available-for-sale securities.

Based on the Company’s current operating plan, the Company believes that the expected cash generated from revenue transactions with customers and its existing cash and cash equivalents and available-for-sale securities will be sufficient to fund the Company’s planned operating expenses and capital expenditure requirements for at least the next 12 months from the date these consolidated financial statements were available to be issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company as well as its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management uses significant judgment when making estimates in the determination of stock-based compensation, deferred income tax valuation allowance, capitalized internal-use software, depreciation of property and equipment, allowance for credit losses, revenue recognition, valuation of operating lease right-of-use (“ROU”) assets and operating lease liabilities, common stock warrant liability and for periods prior to the Company’s IPO, the fair value of convertible debt, the valuation of common stock and derivative liability. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions as facts and circumstances dictate. Actual results could materially differ from those estimates.

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

The Company’s measure of segment profit or loss is consolidated net loss, which is used by the CODM to measure actual results versus expectations, set performance metrics, and develop the annual budget to achieve the Company’s long-term objectives. Significant segment expenses within consolidated net loss includes cost of revenue, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s consolidated statements of operations and comprehensive loss. Other expense items that are presented on the consolidated statements of operations include interest income, interest expense, changes in fair value of warrant liability, change in fair value of derivative liability, loss on extinguishment of debt, other income, net, and provision for income taxes.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment and includes a reconciliation to the consolidated net loss shown in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$176,034	$125,808	$87,174
Less(1):
Cost of revenue	40,837	31,359	29,123
Research and development expenses
Research and development	38,673	25,983	22,330
Regulatory and clinical	26,245	17,534	13,524
Selling, general and administrative expenses
Sales	75,709	66,895	53,374
Marketing	19,146	14,470	9,949
General and administrative	39,490	30,789	31,788
Loss from operations	(64,066)	(61,222)	(72,914)
Other income (expense), net(2)	(52,801)	(35,151)	(22,194)
(Provision for) benefit from income taxes	76	(53)	(547)
Segment net loss	$(116,791)	$(96,426)	$(95,655)

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)Other income (expense), net represents the consolidated amounts for interest income, interest expense, change in fair value of convertible note, change in fair value of common stock warrant liability, change in fair value of derivative liability, loss on extinguishment of debt and other income (expense), net as shown on the consolidated statements of operations and comprehensive loss.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the total shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2025	2024	2023
Cash and cash equivalents	$44,776	$51,367	$122,767
Restricted cash	4,709	4,475	4,467
Total cash, cash equivalents and restricted cash	$49,485	$55,842	$127,234

:

As of December 31, 2025 and 2024, restricted cash primarily represents deposits held as security in connection with the Company’s facility lease agreements.

Investments

Short-term and long-term investments consist of debt securities classified as available-for-sale. Short-term investments have original maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are recorded at fair value based on the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are included in earnings and are derived based on the specific-identification method for determining the costs of investments sold. Amortization of premiums and accretion of discounts are reported as a component of interest income.

A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the investment. The Company evaluates the securities in an unrealized loss position for expected credit losses by considering factors such as historical experience, market data, issuer-specific factors, current economic conditions and credit ratings. The Company did not recognize any credit losses on its available-for-sale securities during the year ended December 31, 2025 and there were no impairment charges for unrealized losses during the period. The Company had no investments during the year ended December 31, 2024.

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

As of December 31, 2025 and 2024, the carrying amounts of the Company’s financial instruments carried at amortized cost, including cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities and market interest rates, if applicable. Management believed that the Company’s Term Loan (as defined in Note 8) and 2025 Convertible Notes (as defined below in this Note 2) then outstanding bore interest at the prevailing market rates for instruments with similar characteristics; accordingly, the carrying value of these instruments approximated their fair value as of December 31, 2024. Fair value accounting is applied to investments, common stock warrant liability and derivative liability. No common stock warrant liability or derivative liability were outstanding as of December 31, 2025.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, investments, restricted cash and accounts receivable. The Company maintains bank deposits in federally insured financial institutions and these deposits may at times exceed federally insured limits. To date, the Company has not experienced any losses on its cash deposits. The Company currently has full control of its cash and cash equivalents balance. Cash equivalents are invested in highly rated money market funds. The Company invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate bonds/notes, U.S. government securities, U.S. treasury bills, agency bonds/notes, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents or investments.

No single customer represented more than 10% of the Company’s revenue during the years ended December 31, 2025, 2024 and 2023.

No single customer represented more than 10% of the Company’s accounts receivable as of December 31, 2025 and 2024.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers’ financial conditions and generally extends credit to customers without requiring collateral. Accounts receivable are recorded at the amounts billed less estimated allowances for credit losses for any potential uncollectible amounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation or amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of assets, which generally ranges from two to five years. Leasehold improvements are amortized over the lesser of their useful life or the remaining life of the lease. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in results from operations in the period realized. Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment, for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining useful life of the long-lived assets in measuring whether they are recoverable. If the carrying value of the asset exceeds the estimated undiscounted future cash flows, a loss is recorded as the excess of the asset’s carrying value over its fair value. No assets were determined to be impaired during the years ended December 31, 2025, 2024 and 2023.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of preferred stock or in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. As of December 31, 2025 and 2024, deferred offering costs of $0 and $413,000, respectively, were capitalized within other non-current assets in the consolidated balance sheets. The deferred offering costs were reclassified as a reduction to equity as a result of the closing of the IPO in August 2025.

Internal-Use Software

The Company capitalizes certain costs related to internal-use software during the application development stage. Costs related to planning and post implementation activities are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life, which is generally two years, after the product is deployed and ready for use. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Capitalized internal-use software costs are classified as a component of property and equipment, net.

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time.

An ROU asset and corresponding lease liability are recorded on the consolidated balance sheets based on the present value of lease payments over the lease term. An ROU asset represents the right to control the use of an identified asset over the lease term and a lease liability represents the obligation to make lease payments arising from the lease. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets. The Company uses its incremental borrowing rate to determine the present value of lease payments, as the discount rate implicit in the lease is not readily available. The lease terms used to calculate the ROU asset and related lease liabilities include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company elected to account for contracts that contain lease and non-lease components as a single lease component. For the years ended December 31, 2025 and 2024, the Company’s only leases were for its facilities, which are classified as operating leases with lease expense recognized on a straight-line basis over the lease term. Variable lease costs, which primarily consist of common area maintenance, taxes, and utility charges are expensed as incurred. The Company does not have any finance leases.

Term Loan

Prior to its repayment in August 2025, the Term Loan (as defined in Note 8) was accounted for at amortized cost. Original debt issuance costs were deferred and presented as a reduction to the carrying value of the Term Loan. Debt discount and debt issuance costs were amortized using the effective interest method and recorded in interest expense within the consolidated statements of operations and comprehensive loss. See Note 8 for information about the repayment of the 2024 Term Loan and termination of the 2024 Credit Agreement.

Upon repayment of the 2024 Term Loan, the remaining unamortized debt discount and debt issuance costs were recognized as a loss on extinguishment of debt within the consolidated statements of operations and comprehensive loss.

2022 Convertible Notes

The Company issued Convertible Notes from September 2022 to December 2022, which were all converted to Series F-1 redeemable convertible preferred stock in March 2023. Refer to Notes 9 for additional information. The Convertible Notes contained embedded features that provided the Note Investors with multiple settlement alternatives. Rather than accounting for the embedded features that qualified as derivatives separately, the Company elected to account for the Convertible Notes at fair value each reporting period. Debt issuance costs were expensed as incurred. Until their conversion in March 2023, the Company recognized the changes in fair value (including interest) as change in fair value of convertible note within the consolidated statements of operations and comprehensive loss.

2025 Convertible Notes

The Company issued convertible notes in January and March 2025 (the “2025 Convertible Notes”) to various investors and certain employees (the “Requisite Holders”), which were accounted for at amortized cost. Debt issuance costs were deferred and presented as a reduction to the carrying value of the 2025 Convertible Notes prior to their conversion upon the IPO. The Company determined that certain features of the 2025 Convertible Notes contained embedded derivatives that provided the Requisite Holders with multiple settlement alternatives, and the embedded features that qualified as derivatives were accounted for separately. Debt discount and debt issuance costs were amortized using the effective interest method and recorded to interest expense within the consolidated statements of operations and comprehensive loss. The Company recognized the changes in fair value of the derivative liability as changes in fair value of derivative liability within the consolidated statements of operations and comprehensive loss through the IPO date. Upon the closing of the Company’s IPO, the aggregate principal balance of the 2025 Convertible Notes of $98.3 million converted into 6,470,743 shares of common stock, and the derivative liability balance of $24.6 million and the remaining unamortized debt discount and debt issuance costs of $28.8 million were reclassified to additional paid-in capital. Refer to Note 9 and Note 13 for additional information

Common Stock Warrants

Prior to its net exercise in October 2025, the Company’s warrants to purchase common stock that were issued in connection with the Term Loan were classified as a liability. The warrants were recorded at fair value upon issuance and were subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized as change in fair value of common stock warrant within the consolidated statements of operations and comprehensive loss. Refer to Note 12 for additional information.

Embedded Derivatives

Prior to its refinancing in June 2024, the Term Loan (as defined in Note 8) contained certain prepayment features, a default put option and default interest adjustment features that were determined to be embedded derivatives requiring bifurcation and separate accounting as a single compound derivative, as discussed in Note 13. The impact of bifurcation of the embedded derivative on the date of issuance was reflected as a debt discount. The fair value of the derivative liability related to the Company’s Term Loan, as discussed in Note 8, was estimated using a scenario-based analysis comparing the probability-weighted present value of the Term Loan payoff at maturity with and without the bifurcated features. This method isolates the value of the embedded derivative by measuring the difference in the host contract’s value with and without the isolated features. The resulting cash flows were discounted at the Company’s borrowing rate, as adjusted for fluctuations in the market interest rate from the inception of the Company’s comparative borrowings to the reporting date, to measure the fair value of the embedded derivative. Until its derecognition in June 2024, the derivative liability was remeasured to fair value at each reporting period, and the related change was reflected as change in fair value of derivative liability on the consolidated statements of operations and comprehensive loss.

Prior to their conversion upon the IPO, the 2025 Convertible Notes contained certain settlement features and default put options that were determined to be embedded derivatives requiring bifurcation and separate accounting as a single compound derivative, as discussed in Note 13. The impact of the bifurcation of the embedded derivatives on the date of issuances in January and March 2025 was reflected as a debt discount. The fair value of the derivative liability related to the Company’s 2025 Convertible Notes, as discussed in Note 9, were estimated using a scenario-based analysis comparing the probability-weighted present value of the 2025 Convertible Notes with and without the bifurcated features. This method isolates the value of the embedded derivatives by measuring the difference in the host contract’s value with and without the isolated features. To measure the fair value of the embedded derivatives, the resulting cash flows were discounted using appropriate discount rates that reflect the overall implied risk of the instruments based on their purchase prices and adjusted for fluctuations in the market and Company interest rates when necessary. Prior to the Company’s IPO, the derivative liability was remeasured to fair value at each reporting period and the related change was reflected as a change in fair value of derivative liability on the consolidated statements of operations and comprehensive loss until the conversion of the 2025 Convertible Notes in connection with the IPO in August 2025.

Redeemable Convertible Preferred Stock

Prior to its IPO, the Company recorded redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs, which was classified outside of stockholders’ equity (deficit) because the preferred shares were contingently redeemable upon the occurrence of an event that is outside of the Company’s control. Upon the closing of the Company’s IPO, all shares of convertible preferred stock then outstanding automatically converted into an aggregate of 51,226,348 shares of common stock.

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

The Company identified a single performance obligation, which is comprised of a highly interdependent bundle of goods or services that are not distinct on their own but are as a group and consists of the requested analysis, including an image file and related licenses and support. Revenue recognition commences only after completion of installation, implementation and training for new customer accounts. The Company’s service consists of providing a visualization of the patient’s coronary arteries and enables physicians to create more effective treatment plans. This service is normally billable upon delivery of the analysis to the physician. Payment terms are generally net 30 days.

Substantially all of the Company’s revenue is from usage-driven fees and generated on a “pay per click” basis each time a physician orders the Company’s Heartflow FFRCT Analysis and Plaque Analysis. Revenue is recognized when control of these services is transferred to the customer, at an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those services. The Company recognizes usage-driven fee revenue upon delivery of the requested analysis to the physician, which is when control of these services is transferred to the customer. The Company recognizes revenue on a straight-line basis over the contract term for subscriptions where the customer pays a fixed amount upfront for unlimited analyses. Contracts with customers typically include a fixed amount of consideration and are generally cancellable with 30 days’ written notice.

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

Unbilled Receivables

Unbilled receivables generally represent revenue in which the Company has satisfied its performance obligation prior to invoicing. The Company records unbilled receivables within accounts receivable, net on the consolidated balance sheets, based on the Company’s unconditional right to payment at the end of the applicable period.

Contract Costs

Costs associated with product revenue include a flat rate commission per analysis and new customer site commissions as well as implementation and onboarding costs. The Company capitalizes new customer site commissions and certain contract fulfillment costs, which include implementation and onboarding costs that are considered to be incremental to the acquisition of new customer contracts. Capitalized contract fulfillment costs are amortized over an estimated period of benefit of two years and capitalized new site commission costs are amortized over an estimated period of benefit of three years. The estimated period of benefit is determined by evaluating average customer life, the nature of the related benefit, and the specific facts and circumstances of the arrangements. The Company evaluates these assumptions at least annually and periodically reviews whether events or changes in circumstances have occurred that could impact the period of benefit.

The Company expenses flat rate commissions when incurred as commensurate with its usage-driven fee revenue recognition and amortizes capitalized new customer site commissions to selling, general and administrative expense in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2023, new site commission costs were not capitalized as the amount was not material. The Company amortizes capitalized contract fulfillment costs to cost of revenue in the consolidated statements of operations and comprehensive loss.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied. It includes contract liabilities and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. The customer is considered not committed when they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient, the Company has not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Contract Liabilities

The Company records contract liabilities when billings or payments are received in advance of revenue recognition. The contract liabilities balance is reduced as the revenue recognition criteria is met, generally within 12 months. Once services are available to customers, the Company records amounts due in accounts receivable, net and contract liabilities within accrued expenses and other current liabilities on the consolidated balance sheets. To the extent the Company bills customers in advance of the billing period commencement date, the accounts receivable and corresponding contract liabilities amount are netted to zero on the consolidated balance sheets, unless such amounts have been paid as of the balance sheet date.

Cost of Revenue

Cost of revenue consists of personnel and related expenses, including stock-based compensation costs, primarily related to our production team. Additional costs include third-party hosting fees, amortization of capitalized internal-use software, amortization of contract fulfillment costs as well as royalties associated with technology licenses used in connection with the delivery of the Company’s product and allocated overhead, which includes facilities expenses, equipment, depreciation and technology services. These costs are partially offset by capitalized contract fulfillment costs. The role of the production team is to support the Company’s patient case volume revenue by performing defined quality-related activities on CCTA scans submitted by its customers for analysis. The portion of these costs that supports patient case volume revenue is recorded as cost of revenue. The production team also supports activities in the Company’s clinical trials and research and development, which are allocated as research and development expense.

Research and Development

Costs related to research, design, development, clinical studies, regulatory activities, and medical affairs are charged to research and development and are expensed as incurred. These costs include, but are not limited to, personnel and related expenses, clinical trials, stock-based compensation costs, third-party consulting costs, the portion of the costs incurred by the production team to support clinical trials and research and development efforts, and allocated overhead, including rent, equipment, depreciation and utilities.

Clinical Trials

The Company accrues and expenses costs for its clinical trial activities performed by third parties, including clinical research organizations and other service providers, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company determines these estimates through discussion with internal personnel and outside service providers as to progress or stage of completion of trials or services pursuant to contracts with clinical research organizations and other service providers and the agreed-upon fee to be paid for such services.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs includes design and production costs, including website development, testimonial videos, written media campaigns and other items. Advertising costs of $2.0 million, $1.5 million and $778,000 was expensed during the years ended December 31, 2025, 2024 and 2023, respectively.

Stock-Based Compensation

The Company accounts for share-based payments at fair value. The grant date fair value of options granted is measured using the Black-Scholes option pricing model. Option awards vest based on the satisfaction of a service requirement and stock-based compensation expense is recorded on a straight-line basis over the applicable service period, which is generally four years. For performance-based stock options, the Company will assess the probability of performance conditions being achieved in each reporting period. The amount of stock-based compensation expense recognized in any one period related to performance-based stock options can vary based on the achievement or anticipated achievement of the performance conditions. Forfeitures are recognized in the period in which the forfeiture occurs.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As a result of the history of net operating losses, the Company has provided for a full valuation allowance in the United States against the deferred tax assets for assets that are not more-likely-than-not to be realized.

The Company applies a comprehensive model for the recognition, measurement, presentation and disclosure in the consolidated financial statements of any uncertain tax positions that have been taken or are expected to be taken on a tax return using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, based on the technical merits of the position. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit in the financial statements as the largest benefit that has a greater than 50% likelihood of being sustained upon settlement. Significant judgment is required to evaluate uncertain tax positions. Changes in facts and circumstances could have a material impact on the Company’s effective tax rate and results of operations. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes in the consolidated statements of operations and comprehensive loss.

Comprehensive Loss

Comprehensive loss is comprised of net loss, changes in unrealized gains and losses on investments classified as available-for-sale and foreign currency translation gains and losses.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currency except for Heartflow International Sarl, which was the U.S. Dollar. For all non-functional currency balances, the remeasurement of such balances to the functional currency results in either a foreign exchange transaction gain or loss, which is recorded within other income, net within the consolidated statements of operations and comprehensive loss. The Company recognized foreign exchange transaction losses of $216,000, $269,000 and $172,000 during the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $191,000, $(271,000) and $(504,000) of foreign currency translation gain (loss), respectively, in the statements of comprehensive loss related to foreign subsidiaries which have local functional currencies.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the redeemable convertible preferred stock, common stock warrants, common stock options and restricted stock units are considered to be potentially dilutive securities.

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock and common stock subject to repurchase are considered participating securities. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. Diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss position during the years ended December 31, 2025, 2024 and 2023.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for annual periods beginning after December 15, 2024. During the year ended December 31, 2025, the Company adopted ASU 2023-09 prospectively, which had a disclosure only impact on its consolidated financial statements. Refer to Note 17 for additional details.

Recent Accounting Pronouncements Not Yet Adopted

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification Topic 606: Revenue from Contracts with Customers. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This ASU is effective for the Company on January 1, 2026. The Company does not expect adoption of this pronouncement to have a material impact on its consolidated financial statements.

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

3. Revenue and Contract Balances

Disaggregation of Revenue

The following table summarizes total revenue from customers by geographic region (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$162,733	$115,036	$77,725
Rest of World	13,301	10,772	9,449
Total revenue	$176,034	$125,808	$87,174

Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer.

Contract Balances

Unbilled receivables included within accounts receivable on the consolidated balance sheets as of December 31, 2025 and 2024 was $814,000 and $574,000, respectively.

The following table provides the breakdown of capitalized contract costs on the consolidated balance sheets (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$6,154	$2,941	$2,077
Contract costs capitalized	10,795	6,952	3,081
Contract costs amortized	(6,020)	(3,739)	(2,217)
Balance at end of period	$10,929	$6,154	$2,941

The following table provides the breakdown of contract liabilities included within accrued expenses and other current liabilities on the consolidated balance sheets (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$182	$498	$118
Contract liabilities added	279	—	470
Contract liabilities recognized as revenue	(134)	(316)	(90)
Balance at end of period	$327	$182	$498

4. Fair Value Measurement

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds, included in cash equivalents	$27,806	$—	$—	$27,806
Money market funds, included in restricted cash, non-current	4,709	—	—	4,709
U.S. government securities	—	81,479	—	81,479
U.S. treasury bills	—	39,593		39,593
Corporate bonds/notes	—	57,571	—	57,571
Agency bonds/notes	—	25,151	—	25,151
Asset-backed securities	—	21,711	—	21,711
Commercial paper	—	9,870	—	9,870
Total	$32,515	$235,375	$—	$267,890

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds, included in cash equivalents	$36,882	$—	$—	$36,882
Total	$36,882	$—	$—	$36,882

Liabilities
Common stock warrant liability	$—	$—	$20,835	$20,835
Total	$—	$—	$20,835	$20,835

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value as of December 31, 2025, 2024 and 2023 using significant unobservable inputs (Level 3) and the change in fair value (in thousands):

2022 Convertible Notes
Fair value as of January 1, 2023	$56,066
Change in fair value	5,120
Derecognition of convertible notes upon conversion into redeemable convertible preferred stock	(61,186)
Fair value as of December 31, 2023	$—

The 2022 Convertible Notes, which are not regularly traded, are classified as Level 3, since their values cannot be determined by using readily observable inputs or measures, such as market prices (see Note 9). The fair value of the 2022 Convertible Notes was estimated as the sum of its components (conversion features and the debt component) as of the issuance dates and as of the subsequent balance sheet dates. To value each of the conversion features, a “with and without” methodology was employed. The debt component was valued using a discounted cash flow method that measured the net present value of the principal and interest payments to be received by the holders of the 2022 Convertible Notes (excluding the conversion features) through the estimated maturity date.

Common Stock Warrant Liability
Fair value as of January 1, 2023	$2,120
Change in fair value	2,320
Fair value as of December 31, 2023	4,440
Change in fair value	16,395
Fair value as of December 31, 2024	20,835
Change in fair value	43,894
Reclassification to common stock upon net exercise	(64,729)
Fair value as of December 31, 2025	$—

In determining the fair value of the common stock warrant liability, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 12).

Term Loan Derivative Liability
Fair value as of January 1, 2023	$5,061
Change in fair value	(4,158)
Fair value as of December 31, 2023	$903
Change in fair value	222
Derecognition in connection with debt refinancing	(1,125)
Fair value as of December 31, 2024	$—

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

Convertible Notes Derivative Liability
Fair value as of January 1, 2025	$—
Recognition of derivative liability related to Convertible Notes	31,900
Change in fair value	(7,311)
Derecognition upon conversion into common stock upon IPO	(24,589)
Fair value as of December 31, 2025	$—

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

5. Balance Sheet Components

Investments

The fair value of the Company’s available-for-sale investments and restricted cash as of December 31, 2025 are as follows (in thousands):

	December 31, 2025
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Assets
Money market funds, included in cash equivalents	$27,806	$—	$—	$27,806
Money market funds, included in restricted cash, non-current	4,709	—	—	4,709
U.S. government securities	81,385	94	—	81,479
U.S. treasury bills	39,568	25	—	39,593
Corporate bonds/notes	57,564	19	(12)	57,571
Agency bonds/notes	25,147	7	(3)	25,151
Asset-backed securities	21,689	22	—	21,711
Commercial paper	9,868	2	—	9,870
Total	$267,736	$169	$(15)	$267,890

Classified as:
Cash equivalents				$27,806
Short-term investments				132,010
Long-term investments				103,365
Restricted cash				4,709
Total				$267,890

The following table summarizes the fair value of the Company’s cash equivalents, and available-for-sale investments classified by maturity as of December 31, 2025 (in thousands):

December 31, 2025
Amounts maturing within one year	$159,816
Amounts maturing after one year through two years	103,365
Total	$263,181

Available-for-sale investments held as of December 31, 2025 had a weighted average days to maturity of 346 days.

The following table presents the Company’s available-for-sale investments that were in an unrealized loss position as of December 31, 2025 (in thousands):

	December 31, 2025
	Less than 12 months
	Fair Value	Unrealized Loss
Assets
Corporate bonds/notes	$26,716	$(12)
Agency bonds/notes	3,995	(3)
Total	$30,711	$(15)

There were no available-for-sale investments in an unrealized loss position greater than twelve months as of December 31, 2025.

Allowance for Credit Losses

The following table presents a reconciliation of the allowance for credit losses (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$814	$1,058
Additions	—	—
Write-offs	(188)	(244)
Balance at end of period	$626	$814

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$5,964	$3,017
Contract costs, current	6,669	2,453
Other	1,442	662
Total prepaid expenses and other current assets	$14,075	$6,132

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Property and equipment at cost:
Computer equipment and software	$4,223	$4,489
Furniture, fixtures and equipment	2,114	1,233
Capitalized internal-use software	12,529	52,606
Leasehold improvements	2,086	2,057
Construction in progress	140	27
Total property and equipment	21,092	60,412
Less: Accumulated depreciation and amortization	(12,505)	(51,492)
Property and equipment, net	$8,587	$8,920

The Company capitalized certain internal-use software costs totaling $3.9 million, $4.1 million and $4.6 million, including stock-based compensation of $27,000, $393,000 and $408,000 related to internal-use software development efforts, during the years ended December 31, 2025, 2024 and 2023, respectively. Amortization of capitalized internal-use software totaled $4.0 million, $3.7 million and $3.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Depreciation and amortization expense related to property and equipment, excluding capitalized internal-use software, was $1.5 million, $1.7 million and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Other Non-Current Assets

Other non-current assets are comprised of the following (in thousands):

	December 31,
	2025	2024
Contract costs, net	$4,260	$3,701
Deferred offering costs	—	413
Other	839	252
Total other non-current assets	$5,099	$4,366

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	December 31,
	2025	2024
Accrued payroll and related expenses	$28,150	$18,206
Accrued professional fees	1,162	1,672
Accrued clinical trial expenses	864	1,215
Customer contract and rebate liabilities	627	1,041
Accrued royalty	550	736
Other	1,926	2,449
	$33,279	$25,319

6. Leases

The Company leases office space in Mountain View, Santa Rosa, San Francisco, and Rohnert Park, California, Austin, Texas, and Tokyo, Japan.

Mountain View, California

In August 2021, the Company entered into a facility lease agreement for approximately 61,000 rentable square feet in Mountain View, California through August 2030. The Company received a tenant improvement allowance of $1.8 million, in which the remaining unused amount of $1.4 million was credited against rent expense during the year ended December 31, 2023. In connection with the lease, the Company established a standby letter of credit for the benefit of the landlord in the amount of $4.3 million in August 2021, which is classified as non-current restricted cash on the consolidated balance sheets as of December 31, 2025 and 2024. Refer to Note 18 for additional information.

Santa Rosa, California

In October 2024, the Company entered into an agreement to sublease approximately 4,000 rentable square feet of office space in Santa Rosa, California for 29 months through March 2027. In connection with this sublease, the Company paid a security deposit of $8,000 and recorded an ROU asset and lease liability of $169,000.

San Francisco, California

In July 2025, the Company entered into an agreement to sublease approximately 8,100 rentable square feet of office space in San Francisco, California for 39 months through January 2029. In connection with this sublease, the Company paid a security deposit of $90,000 and recorded an ROU asset and lease liability of $1,254,000.

Rohnert Park, California

On December 15, 2025, the Company entered into a facility lease agreement for approximately 13,100 rentable square feet of office space in Rohnert Park, California for 63 months from the lease commencement date, with the option to extend for one additional three-year period. In connection with the lease, the Company paid a security deposit of $39,000. The average monthly lease payments are approximately $32,000 per month during the lease term and provides for a tenant improvement allowance of $173,000. The lease is expected to commence in the first quarter of 2026.

Austin, Texas

In January 2023, the Company amended its facility lease agreement in Austin, Texas, which provided for approximately 26,000 square feet of space, to extend the original lease term which expired in November 2023 with a five-year renewal option to December 2025 with no renewal option. In September 2025, the Company amended the lease for its Austin, Texas facility to extend the lease term an additional 12 months through December 2026 and recorded an ROU asset and lease liability of $561,000 in connection with the lease extension. A security deposit of

$150,000 was recorded as non-current restricted cash as of December 31, 2025 and as current restricted cash as of December 31, 2024, on the consolidated balance sheets related to this lease. Refer to Note 18 for additional information.

Tokyo, Japan

The Company had one non-cancellable operating lease for its facility in Tokyo, Japan which was set to expire in November 2024. In April 2024, the Company entered into an agreement to extend the lease for an additional three years through November 2027. In connection with the amended lease agreement, the Company recorded an ROU asset and lease liability of $420,000.

Operating lease cost consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$5,122	$4,900	$4,906
Variable lease cost	1,375	1,597	1,120
Total lease cost	$6,497	$6,497	$6,026

Cash paid for amounts included in the measurement of operating lease liabilities during the years ended December 31, 2025, 2024 and 2023 was $5.7 million, $5.2 million and $4.1 million, respectively.

The following table summarizes the maturities of the aggregate lease payments under the Company’s operating lease liabilities as of December 31, 2025 (in thousands):

Year Ending December 31:	Amount
2026	$6,178
2027	5,658
2028	5,649
2029	5,352
2030	3,646
Total minimum lease payments	26,483
Less: Amount of lease payments representing interest	4,429
Present value of future minimum lease payments	$22,054
Less: Current lease liabilities	5,922
Long-term lease liabilities	$16,132

The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted-average data):

	December 31,
	2025	2024
Right-of-use asset	$17,488	$18,805
Weighted average remaining lease term (years)	4.3	5.5
Weighted average discount rate (percent)	8.6%	9.0%

7. Commitments and Contingencies

Royalty Commitments

The Company has entered into various exclusive technology licensing agreements and other software licensing agreements. The terms of the agreements require the Company to make annual royalty payments in fixed amounts as well as certain milestone and revenue-based payments. The revenue-based royalty percentage is in the low single digits, subject to reductions and offsets in certain circumstances with a minimum royalty commitment of $50,000 annually. Future minimum royalty commitments due under the terms of these exclusive agreements as of December 31, 2025 are as follows (in thousands):

Year Ending December 31:	Amount
2026	$50
2027	50
2028	50
2029	50
2030	50
Thereafter	50
$300

The Company incurred royalty expense of $2.0 million, $1.5 million and $2.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Purchase Commitments

Open purchase commitments consist of agreements to purchase goods and services that are entered into in the ordinary course of business. These amounts were not recorded as liabilities on the consolidated balance sheets as of December 31, 2025 as the Company had not yet received the related goods or services. As of December 31, 2025, the Company had estimated open purchase commitments for goods and services of $5.2 million over the next four years.

Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows except as discussed below. The Company may pursue or be subject to litigation and other legal actions from time to time arising in the ordinary course of business, including intellectual property, products liability, breach of contract, commercial, employment, and other similar claims which could have an adverse impact on its reputation, business and financial condition and divert the attention of its management from the operation of its business. The Company discloses information regarding each material claim where the likelihood of a loss contingency is probable or reasonable possible and accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosures as of December 31, 2025 and 2024.

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

8. Term Loan

2024 Credit Agreement

On June 14, 2024, the Company entered into a Credit Agreement and Guaranty (the “2024 Credit Agreement”) with Hayfin Services, LLP (“Hayfin”) for a $138.1 million term loan (the “2024 Term Loan”) to refinance its outstanding loan obligations under the 2021 Credit Agreement, as amended (the “2021 Credit Agreement”). In addition, in connection with the 2024 Term Loan, the Company entered into several other adjoining agreements with Hayfin. The 2024 Term Loan extended the maturity date from January 19, 2026 to June 14, 2028. The 2024 Credit Agreement was accounted for as a debt modification for accounting purposes.

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

On August 18, 2025, the Company repaid $55.0 million of indebtedness outstanding under the 2024 Credit Agreement for which it was obligated to pay in connection with the completion of the Company’s IPO and approximately $5.8 million in fees consisting of a 3.0% exit fee and a 3.0% early prepayment fee due under the 2021 Credit Agreement, as amended.

On August 22, 2025, the Company prepaid in full all outstanding amounts under, and terminated, the 2024 Credit Agreement, in the aggregate principal amount of $60.1 million plus accrued interest of $1.0 million. The Company did not incur exit or prepayment fees in connection with the termination of the 2024 Credit Agreement.

Interest

During its term, the 2024 Term Loan bore interest at a floating per annum rate in an amount equal to the sum of (i) 7.0% (or 6.0% if the alternative base rate (“ABR”) is in effect) plus (ii) the greater of (x) the forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) for a respective tenor (or the alternative base rate, if applicable), and (y) 2.0%. The ABR equals to the sum of (i) 6.0% plus (ii) the greater of (1) the Wall Street Journal Prime Rate, plus 0.5%, (2) the Federal Reserve Bank of New York rate plus 0.5% or (3) CBA Term SOFR for one month tenor plus 1.0%. The Company had the option to pay interest in-kind at the rate equal to the cash interest rate plus 1.0%.

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

Prior to the term loan repayment in August 2025, the debt issuance costs and debt discount were classified as an offset to the Term Loan on the consolidated balance sheets, and was accreted over the loan term using the effective interest method.

9. Convertible Notes

2022 Convertible Notes

During the period from September 2022 through December 2022, the Company issued convertible promissory notes to certain investors (the “Note Investors”), with an aggregate principal amount of $40.0 million (the “Convertible Notes”). The Convertible Notes bore interest at a rate of 8% per annum, compounded monthly. The aggregate principal amount and interest accrued on the Convertible Notes was due September 30, 2026, and could not be prepaid by the Company without the consent of a majority of the Note Investors.

In March 2023, the Company completed the IPO, which constituted a Qualified Financing (as defined in the indenture governing the Convertible Notes), and all of the Convertible Notes, including principal and interest, were converted into 21,465,064 shares of Series F-1 redeemable convertible preferred stock and the Company derecognized the Convertible Notes from its consolidated balance sheets. The Company remeasured the fair value of the Convertible Notes immediately before the conversion and recognized a loss of $5.1 million from the change in fair value within the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

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

Prior to its conversion upon the Company’s IPO, the 2025 Convertible Notes contained embedded derivative features, including conversion upon a change in control and automatic conversion upon completion of a qualified IPO, that were required to be bifurcated and accounted for separately as a single derivative instrument. The issuance date estimated fair values of the derivative liability was $11.1 million and $20.8 million in January and March 2025, respectively, which was accounted for as a debt discount. See Note 13 for additional information. The debt issuance costs and debt discount were classified as an offset to the 2025 Convertible Notes on the consolidated balance sheets, and were accreted over the loan term using the effective interest method. Upon the closing of the Company’s IPO, the remaining unamortized debt discount and debt issuance costs of $28.8 million were reclassified to additional paid-in capital.

10. Redeemable Convertible Preferred Stock

In March 2023, the Company issued 61,344,029 shares of Series F redeemable convertible preferred stock to existing and new investors at a price per share of $2.8505 for an aggregate cash consideration of $174.9 million, net of $5.9 million issuance costs. Contemporaneously with the issuance of the Series F redeemable convertible preferred stock, the Company converted all of the outstanding Convertible Notes issued by the Company from September 30, 2022 to December 16, 2022, in the aggregate principal amount of $40.0 million plus accrued, unpaid interest of $994,000 into 21,465,064 shares of Series F-1 redeemable convertible preferred stock at a price per share of $1.9098, which represents a discount of 33% from the cash purchase price per share. Additionally, in connection with the Series F redeemable convertible preferred stock financing, the cumulative dividends payable to holders of Series C redeemable convertible preferred stock upon a liquidation event were capped from $6.66 to $8.25 per share depending on the time of issuance, with an aggregate total of $88.5 million.

The issuance of the Series F redeemable convertible preferred stock triggered the anti-dilution protection provision for Series B-1, Series B-2, Series C, Series D and Series E stockholders. As a result, the Company recorded a $26.8 million deemed dividend in the amount equal to the change in fair value of the abovementioned series of convertible preferred stock before and after the anti-dilution adjustment.

Redeemable convertible preferred stock consisted of the following as of December 31, 2024 (in thousands, except share amounts):

	December 31, 2024
		Number of
	Number of	Shares Issued
	Shares	and	Carrying	Liquidation
Series	Authorized	Outstanding	Value	Value
Series A	4,082,965	4,082,965	$2,041	$2,041
Series B-1	1,954,846	1,954,846	6,940	6,940
Series B-2	2,848,263	2,848,263	10,111	10,111
Series C	11,343,434	11,343,434	104,378	193,167
Series D	7,151,873	7,151,873	110,756	110,854
Series E	12,040,980	12,040,980	304,197	305,018
Series F	61,344,029	61,344,029	168,957	262,295
Series F-1	21,465,064	21,465,064	61,186	61,491
Total	122,231,454	122,231,454	$768,566	$951,917

Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 51,226,348 shares of common stock. Shares of Series A, Series B-1, Series B-2, Series C, Series D, Series E, Series F and Series F-1 outstanding redeemable convertible preferred stock converted into shares of common stock on a 0.342466:1,

0.403088:1, 0.403088:1, 0.576386:1, 0.646673:1, 0.695098:1, 0.342466:1, and 0.342466:1 basis, as adjusted for the Reverse Stock Split, respectively. As of December 31, 2025, the Company does not have any convertible preferred stock issued or outstanding.

11. Stockholders’ Equity (Deficit)

Preferred Stock

At December 31, 2025, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 50,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At December 31, 2025, under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 85,280,597 shares were issued and outstanding. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. As of December 31, 2025, no dividends have been declared to date. Each share of common stock is entitled to one vote.

Common stock reserved for future issuance, on an as-converted basis, consisted of the following:

	December 31,
	2025	2024
Redeemable convertible preferred stock	—	51,226,348
Options to purchase common stock	10,003,254	8,537,203
Restricted stock units	907,703	—
Shares reserved for issuance under the Company's equity plans	14,085,870	1,079,492
Common stock warrants	—	1,647,667
Total	24,996,827	62,490,710

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

The aggregate fair value of the Warrants issued in connection with the 2021 Credit Agreement and the amended 2021 Credit Agreement was $4.3 million and $3.5 million, respectively, at issuance and was recognized as a debt discount and recorded as a warrant liability. The warrant liabilities were remeasured to fair value as of December 31, 2024, resulting in a loss of $16.4 million within the consolidated statements of operations and comprehensive loss.

On October 22, 2025, Hayfin net exercised all common stock warrants outstanding for 1,646,317 shares of common stock. The common stock warrant liability was remeasured to fair value through the date of exercise, resulting in a loss of $43.9 million within the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. The final fair value of $64.7 million was reclassified to stockholders equity (deficit) on the date of exercise. As of December 31, 2025 and 2024, there were 0 and 1,647,667 warrants to purchase common stock outstanding.

The fair value of the common stock warrant liability was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	October 22,	December 31,
	2025	2024
Stock price	$39.31	$12.68
Exercise price	$0.03	$0.03
Expected term (in years)	5.7	6.6
Expected volatility	55.7%	72.1%
Weighted average risk-free interest rate	3.63%	4.44%
Dividend yield	—%	—%

13. Derivative Liability

Term Loan

Prior to the 2024 Term Loan Refinancing in June 2024, the Term Loan contained certain prepayment features, default put option and default interest adjustment features that were determined to be embedded derivatives requiring bifurcation and separate accounting as a single compound derivative, as discussed in Note 8. The fair value of the derivative liability was recorded at the issuance date as debt discounts and reductions to the carrying value of long-term debt on the consolidated balance sheets. The derivative liability is remeasured to fair value at each reporting period and the related changes in fair value are recorded on the consolidated statements of operations and comprehensive loss. Through the time of the 2024 Term Loan Refinancing in June 2024, the Company continued to adjust the derivative liability for changes in fair value of the Term Loan.

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

The derivative liability was remeasured to fair value as of June 14, 2024 and December 31, 2023, resulting in a loss of $222,000 and a gain of $4.2 million, respectively, within the consolidated statements of operations and comprehensive loss. In connection with the 2024 Term Loan Refinancing on June 14, 2024, the associated current fair value of the derivative liability of $1.1 million as remeasured at the date of refinancing was derecognized and recorded as a debt discount to the 2024 Term Loan.

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

June 14, 2024
Debt yield	18.50%
Probability of business combination or IPO (with feature)	80.00%
Event date of business combination or IPO (with feature)	6/30/2025
Probability to incur new debt	0.00%
Event date to incur new debt	n/a
Probability of change of control	10.00%
Event date of change of control	6/30/2025
Event date (without feature)	1/19/2026

Debt yield — Discount rate that reconciles the total fair value of the Warrants and 2021 Credit Agreement with the transaction value. Debt yield reflects a change in the credit benchmark for a “CCC” rated obligation.

2025 Convertible Notes

The 2025 Convertible Notes were determined to contain certain settlement features and conversion put options which require bifurcation and separate accounting as a single compound embedded derivative, as discussed in Note 9. The fair value of the derivative liability was recorded at the issuance dates as a debt discount and reduction to the carrying value of the 2025 Convertible Notes on the consolidated balance sheets. The derivative liability is remeasured to fair value at each reporting period and the related changes in fair value are recorded on the consolidated statements of operations and comprehensive loss.

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

	March 26, 2025	January 31, 2025
Debt yield	7.0%	7.0%
Probability of IPO	75.0%	60.0%
Event Date of IPO	5/9/2025	5/5/2025
Probability of change of control	10.0%	20.0%
Event date of change of control	3/26/2026	1/31/2026
Discount rate	63.7%	31.3%

The issuance date estimated fair values of the derivative liability was $11.1 million and $20.8 million in January and March 2025, respectively, which were recorded as debt discounts. The derivative liability was remeasured to fair value at the end of each reporting period and through the date of its conversion to common stock upon the Company’s IPO. The aggregate estimated fair value of the derivative liability at the time of conversion was $24.6 million, based on the 20% discount from the IPO price, which was reclassified to additional paid-in capital.

14. Stock-Based Compensation Plans

In 2009, the Company adopted its 2009 Equity Incentive Plan which provided for the grant of stock options to the Company’s employees, members of the Board of Directors and consultants. Effective upon the Company’s IPO in August 2025, the Company’s Board of Directors approved the termination of the 2009 Equity Incentive Plan and the adoption of the 2025 Performance Incentive Plan (“2025 Plan”). Options granted under the 2025 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to employees. NSOs, Stock Appreciation Rights, Restricted Stock, and Restricted Stock Units (“RSUs”) may be granted to employees, members of the Board of Directors and consultants. A total of 17,346,193 shares of common stock were initially reserved for issuance pursuant to the 2025 Plan. In addition, the shares reserved for issuance under the 2025 Plan will also include shares reserved but not issued under the 2009 Equity Incentive Plan, plus any share awards granted under the 2009 Equity Incentive Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2025 Plan will also include an annual increase on the first day of each fiscal year beginning in fiscal 2026, equal to or greater than (i) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year less any Board of Directors-approved increase(s) during the preceding fiscal year; or (ii) an amount as determined by the Board of Directors.

Options under the 2009 Equity Incentive Plan and 2025 Plan have a term of ten years from the grant date. The option exercise price will be determined by the Board of Directors, but will be no less than 100% of the fair market value per share on the date of grant. In addition, in the case of an ISO granted to an employee who owns stock representing more than 10% of the voting power of all classes of stock of the Company, the per share exercise price will be no less than 110% of the fair market value per share on the date of grant. Through December 31, 2025 and 2024, options granted generally vest over (i) four years with 25% vesting on the first anniversary of the issuance date and 1/48th per month thereafter or (ii) vesting monthly in equal installments over four years.

Stock option activity under the Company’s 2009 Equity Incentive Plan and 2025 Plan is set forth below (in thousands, except share and per share amounts):

	Number of Options	Awards Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2024	8,537,210	$4.72	7.96	$68,256
Options granted	2,552,686	$18.51
Options exercised	(617,134)	$5.33
Options forfeited	(469,508)	$7.97
Balance at December 31, 2025	10,003,254	$8.05	7.83	$211,109
Vested and exercisable, December 31, 2025	4,371,128	$5.33	6.72	$104,102
Vested and expected to vest, December 31, 2025	10,003,254	$8.05	7.83	$211,109

The weighted-average grant date fair value of options granted during the years ended December 31, 2025, 2024 and 2023 was $10.54, $3.59 and $1.26 per share, respectively. The total grant date fair value of options vested was $8.6 million, $2.0 million and $3.2 million during the years ended December 31, 2025, 2024 and 2023, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money at each reporting period. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2025, 2024 and 2023 was $10.1 million. $1.7 million and $4,000, respectively.

Restricted Stock Units

In August 2025, the Company began granting RSUs under the 2025 Plan. RSUs generally vest over four years in equal quarterly increments. The fair value of RSUs is based on the Company’s closing stock price on the date of grant. A summary of RSUs activity is set forth below:

	Number of Restricted Stock Units	Awards Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2024	—	$—
Awards granted	987,025	$20.22
Awards vested	(47,018)	$19.00
Awards canceled	(32,304)	$19.00
Unvested balance at December 31, 2025	907,703	$20.33

2025 Employee Stock Purchase Plan

Effective upon the Company’s IPO, in August 2025, the Company’s Board of Directors adopted the 2025 Employee Stock Purchase Plan (“2025 ESPP”), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 1,233,964 shares of common stock are reserved for issuance and will be increased on the first day of each fiscal year, beginning in 2026, by an amount equal to the lesser of (i) 1.0% of the issued and outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) an amount as determined by the Board of Directors. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2025 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”).

Stock-Based Compensation

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected life (in years)	6.00	6.00	6.00
Expected volatility	55.0%-57.9%	53.7%-55.0%	54.7%-55.7%
Risk-free interest rate	3.7%-4.2%	3.5%-4.5%	4.2%
Dividend yield	—%	—%	—%

The Company estimated the fair value of the shares to be issued under the Company’s 2025 ESPP using the Black-Scholes option-pricing model based on the following assumptions:

Year Ended December 31, 2025
Expected life (in years)	0.6
Expected volatility	58.1%
Risk-free interest rate	4.1%
Dividend yield	—%

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

Total stock-based compensation expense is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$413	$307	$440
Research and development(1)	3,434	2,151	3,339
Selling, general and administrative	10,118	7,755	8,722
Total stock-based compensation	$13,965	$10,213	$12,501

(1)Includes stock-based compensation expense of $627,000 during the year ended December 31, 2023 related to a repurchase of common shares from one employee, as described below.

As of December 31, 2025, total unrecognized stock-based compensation costs related to unvested stock options was $30.5 million, which is expected to be recognized over a remaining weighted-average period of 3.17 years, a total of $17.7 million of unrecognized compensation costs related to unvested RSUs is expected to be recognized over a period of approximately 3.72 years, and $762,000 of unrecognized compensation costs related to the ESPP is expected to be recognized over 0.18 years.

In January 2023, the fair value of the Company’s common stock declined from $41.67 to $2.22 per share, prompting the Company to reduce the exercise price of certain stock options to $2.22, effective July 10, 2023. No other changes to the stock options’ terms were made. The Company calculated the incremental fair value by calculating the fair value of the award immediately before and immediately after the modification. The fair value of the award immediately before the repricing is based on assumptions (including volatility, expected term and risk free interest rate) that reflect the facts and circumstances on the modification date and therefore, differ from the fair value calculated on the grant date. The average additional compensation per award from the modification was $0.09 and the aggregate incremental expense was $649,000, of which $340,000 was immediately recognized on the modification date and the remaining amount is recognized over the options’ remaining requisite service period.

In March 2023, the Board of Directors approved a repurchase of 102,739 common shares from an employee of the Company at a purchase price of $8.32 per share for total consideration of $855,000. The fair value of the repurchased common shares was $228,000, and the difference between the repurchase price and fair value of the common shares of $627,000 was recorded as stock-based compensation expense within research and development expense in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2023.

15. Employee Retirement Plan

The Company has a qualified retirement plan under section 401(k) of the IRC under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make matching contributions of up to 4.0% of an employee’s eligible compensation, subject to conditions specified by the IRC. During the years ended December 31, 2025, 2024 and 2023, the Company’s matching contributions totaled $2.0 million, $1.5 million and $1.4 million, respectively.

16. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(116,791)	$(96,426)	$(95,655)
Cumulative dividends on Series C redeemable convertible preferred stock	—	—	(1,239)
Deemed dividend upon down round of redeemable convertible preferred stock	—	—	(26,794)
Net loss attributable to common stockholders	$(116,791)	$(96,426)	$(123,688)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	36,853,867	5,363,435	4,885,231
Net loss per share attributable to common stockholders, basic and diluted	$(3.17)	$(17.98)	$(25.32)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,
	2025	2024	2023
Redeemable convertible preferred stock	—	122,231,454	122,231,454
Outstanding options to purchase common stock	10,003,254	8,537,203	8,268,314
Restricted stock units	907,703	—	—
Estimated ESPP	231,558	—	—
Common stock warrants	—	1,647,667	1,647,667
	11,142,515	132,416,324	132,147,435

17. Income Taxes

The components of net loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(110,784)	$(96,422)	$(95,634)
Foreign	(6,083)	49	526
Net loss before income taxes	$(116,867)	$(96,373)	$(95,108)

For the years ended December 31, 2025, 2024 and 2023, the Company did not record any federal or state provision for income tax expense. For the years ended December 31, 2025, 2024 and 2023, the Company recorded an income tax (provision) benefit of $76,000, $(53,000) and $(547,000), respectively, from foreign jurisdictions.

As described in Note 2, Summary of Significant Accounting Policies, the Company has elected to prospectively adopt ASU 2023-09. The following table is a reconciliation of the total income tax expense computed at the U.S. federal statutory rate of 21% to the Company’s total income tax expense for the year ended December 31, 2025, in accordance with ASU 2023-09 (in thousands):

	Year Ended December 31, 2025
	Amount	Percentage
U.S. federal statutory rate	$(24,542)	21.0%
Foreign tax effects	1,201	-1.0%
Tax credits:
R&D credits	(382)	0.3%
Change in valuation allowance	6,316	-5.4%
Nontaxable or nondeductible items:
Write-off of intercompany payable	4,759	-4.1%
Mark-to-market on warrant and derivative	7,683	-6.5%
Nondeductible executive compensation	1,239	-1.1%
Other nondeductible items	2,621	-2.2%
Other	1,029	-0.9%
Provision for income taxes	$(76)	0.1%

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to ASU 2023-09 (in thousands):

	Year Ended December 31,
	2024	2023
Tax at federal statutory rate	$(20,027)	$(20,003)
State taxes, net of federal benefit	(2,247)	(4,032)
Change in valuation allowance	16,563	20,418
Stock-based compensation	1,706	3,722
Mark-to-market on warrant and derivative	3,482	1,075
R&D credits	(281)	(391)
Foreign rate differential	41	(50)
Other	816	(192)
Provision for income taxes	$53	$547

Significant components of the net deferred tax assets for federal and state income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$154,356	$143,066
Research and development credits	7,628	7,111
Stock-based compensation	1,586	1,611
Interest limitation	10,651	8,964
Accruals and reserves	5,370	9,502
Fixed asset and intangible asset basis	3,654	4,615
Operating lease liabilities	5,386	5,955
Research and development capitalization	15,408	20,675
Total deferred tax assets	204,039	201,499

Deferred tax liabilities:
Capitalized contract costs	(2,704)	(1,556)
Operating lease right-of-use assets	(4,256)	(4,653)
Other	(109)	(66)
Total deferred tax liabilities	(7,069)	(6,275)
Deferred tax assets, net	196,970	195,224
Valuation allowance	(196,784)	(195,224)
Net deferred taxes	$186	$—

As the Company has incurred annual net operating losses since inception, a full valuation allowance is provided against U.S. net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. The

U.S. valuation allowance increased by $1.6 million, $16.8 million and $20.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table summarizes the activity related to the valuation allowance for deferred tax assets as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$195,224	$178,406	$157,982
Additions	5,346	16,818	20,424
Deductions	(3,786)	—	—
Balance at end of period	$196,784	$195,224	$178,406

As of December 31, 2025, the Company had net operating loss carryforwards of approximately $609.9 million and $467.4 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. Of these amounts, $422.9 million of federal net operating losses are carried forward indefinitely, and are limited to offset 80% of future taxable income. The remaining federal net operating losses will expire starting in 2030. State net operating losses will expire starting in 2026. Utilization of net operating loss carryforwards may be subject to an annual limitation in certain situations where changes occur in the stock ownership of a company. A Section 382 study of the Company’s historic ownership changes through December 31, 2025 was completed, and the Company determined that certain loss and credit carryforwards are subject to annual limitations under Section 382. The majority of the Company’s tax attributes are expected to be fully available and no longer subject to these annual limitations by 2029, and no tax attributes were identified as being permanently disallowed as a result of Section 382.

The Company also had federal and California research and development credit carryforwards of approximately $10.2 million and $7.4 million, respectively, as of December 31, 2025. The federal credits will expire starting in 2030, if not utilized. The California credits have no expiration date.

Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries because of the Company’s intent to reinvest such earnings indefinitely in active foreign operations. The Company believes that future domestic cash generation will be sufficient to meet future domestic cash needs. The Company has not recorded a deferred tax liability on the undistributed earnings of non-U.S. subsidiaries. The foreign withholding taxes would not have a material impact on the Company’s financial position and results of operation. As of December 31, 2025, 2024 and 2023, the Company had $1.1 million. $1.1 million and $0.6 million, respectively, in unremitted earnings that were indefinitely reinvested related to its consolidated foreign subsidiaries.

The Company’s gross unrecognized tax benefits as of December 31, 2025, 2024 and 2023 was $9.2 million, $8.6 million and $8.2 million, respectively, all of which would affect the Company’s income tax expense if recognized before consideration of the Company’s valuation allowance. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of provision for income taxes, in which none was incurred during the years ended December 31, 2025, 2024 and 2023.

The following table summarizes the activity related to unrecognized tax benefits as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$8,597	$8,188	$7,371
Increase related to current year tax positions	552	558	817
Changes related to prior tax positions	75	(149)	—
Balance at end of period	$9,224	$8,597	$8,188

The Company did not pay any income taxes during the year ended December 31, 2025. The cash paid (refunded) for income taxes during the years ended December 31, 2024 and 2023 was $(72,000) and $405,000, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various state and certain foreign jurisdictions. In the normal course of business, the Company is subject to examination by their respective taxing authorities. The Company had been selected for audit by the Internal Revenue Service for its 2022 tax year. The examination was closed during 2025 with no tax adjustments. The statute of limitations remains effectively open for the U.S. federal and state tax jurisdictions for all tax years from 2010 through 2025. Tax years outside the normal statute of limitations remain open to examination by tax authorities due to tax attributes generated in earlier years which have been carried forward and may be examined and adjusted in subsequent years when utilized.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States which contains a broad range of tax reform provisions affecting businesses. The provisions of the OBBBA did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025.

18. Subsequent Events

2026 Facility Lease Amendment

On January 5, 2026, the Company amended the lease for its Austin, Texas facility to extend the lease term an additional 51 months through March 2027, with the option to extend for two additional three-year periods. The monthly lease payments are approximately $61,000 per month during the amended extension period and provides for a tenant improvement allowance of $71,000.

2026 Mountain View, California Facility Sublease

On March 10, 2026, the Company entered into a sublease agreement (the “Sublease”) with a third-party subtenant to sublease its Mountain View, California facility. The initial term of the Sublease will commence in April 2026 and continues until August 2030, consistent with the remaining term of the Company’s Master Lease, with 52% occupancy of the facility beginning April 2026 and full occupancy by March 2027. The Sublease provides for an initial annual base rent of approximately $1.2 million, which increases annually up to a maximum annual base rent of approximately $2.4 million. The subtenant is obligated to pay its ratable portion of operating costs, annual tax costs and all utility costs attributable to the facility during the term of the Sublease. The subtenant will provide the Company with a letter of credit in the amount of $0.8 million in place of a security deposit. The Company is currently evaluating the impact of this Sublease on the carrying value of the associated ROU asset and leasehold improvements.

Grant of Equity Awards

Subsequent to December 31, 2025, the Company granted options for 913,696 shares of common stock, subject to service-based vesting conditions, with an exercise price of $27.74 per share to employees and 1,019,499 shares of restricted stock units subject to service-based vesting conditions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 31, 2025. As a result, this Annual Report on Form 10-K does not address whether there have been any changes in our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 (c) trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. A current copy of the code is posted on the Investors-Corporate Governance section of our website, which is located at www.heartflow.com.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the Nasdaq Global Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Financial Statements.

The financial statements included in “Index to Consolidated Financial Statements” in Part II, Item 8, are filed as part of this Annual Report on Form 10-K.

(b)Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto included in the Index to Consolidated Financial Statements of this Annual Report.

(c)Exhibits.

The following exhibits are incorporated herein by reference or are filed or furnished with this Annual Report on Form 10-K as indicated below:

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-42790	3.1	8/11/2025
3.2	Amended and Restated Bylaws.	8-K	001-42790	3.2	8/11/2025
4.1+	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1#	Heartflow, Inc. 2025 Performance Incentive Plan.	S-1	333-288733	10.2	7/17/2025
10.2#	Heartflow, Inc. 2025 Performance Incentive Plan Form of Option Agreement (Employee).	10-Q	001-42790	10.3	9/19/2025
10.3#	Heartflow, Inc. 2025 Performance Incentive Plan Form of Option Agreement (Director).	10-Q	001-42790	10.4	9/19/2025
10.4#	Heartflow, Inc. 2025 Performance Incentive Plan Form of Restricted Stock Unit Agreement.	10-Q	001-42790	10.5	9/19/2025
10.5#	Heartflow, Inc. 2025 Employee Stock Purchase Plan.	S-1	333-288733	10.3	7/17/2025
10.6#	Heartflow, Inc. Senior Leadership Severance Policy.	S-1	333-288733	10.4	7/17/2025
10.7#+	Heartflow, Inc. Director Compensation Policy.
10.8	Form of Indemnification Agreement for Directors and Officers.	S-1	333-288733	10.9	8/1/2025
10.9	Lease, dated August 9, 2021, by and between MV Campus Owner, LLC and HeartFlow, Inc.	S-1	333-288733	10.3	7/17/2025
19.1+	Insider Trading Compliance Policy and Procedures.
21.1+	Subsidiaries of Heartflow, Inc.
23.1+	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm.
24.1+	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1+	Certification of Principal Executive Officer pursuant to Security Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Security Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	Policy Regarding the Recoupment of Certain Compensation Payments.
101.INS+	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document).

#Indicates management contract or compensatory plan.

+Filed herewith.

*The certification attached as Exhibit 32.1 and Exhibit 32.2 that accompanies this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTFLOW, INC.

Date: March 18, 2026	By:	/s/ John C.M. Farquhar
John C.M. Farquhar
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2026	By:	/s/ Vikram Verghese
Vikram Verghese
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C.M. Farquhar, Vikram Verghese or Angela Ahmad, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John C.M. Farquhar	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2026
John C.M. Farquhar

/s/ Vikram Verghese	Chief Financial Officer (Principal Financial Officer)	March 18, 2026
Vikram Verghese

/s/ Mhairi L. Jones	Chief Accounting Officer (Principal Accounting Officer)	March 18, 2026
Mhairi L. Jones

/s/ William C. Weldon	Chair of the Board of Directors	March 18, 2026
William C. Weldon

/s/ Timothy C. Barabe	Director	March 18, 2026
Timothy C. Barabe

/s/ Julie A. Cullivan	Director	March 18, 2026
Julie A. Cullivan

/s/ Jeffrey C. Lightcap	Director	March 18, 2026
Jeffrey C. Lightcap

/s/ Wayne J. Riley	Director	March 18, 2026
Wayne J. Riley, M.D.

/s/ Casey M. Tansey	Director	March 18, 2026
Casey M. Tansey