Form 10-Q
period 2026-03-31
Heartflow, Inc.
filed 2026-05-14
CIK 1464521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-42790

_________________________

Heartflow, Inc.

(Exact Name of Registrant as Specified in its Charter)

_________________________

Delaware	26-0506743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 Main Street, Suite 1000
San Francisco, California	94105
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 241-1221

331 E. Evelyn Avenue, Mountain View, CA 94041

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of April 30, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 86,240,828.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. We intend such forward-looking statements contained in this Quarterly Report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, expected market growth, plans for our current and future products, anticipated product launches, and the impact of macroeconomic conditions, industry, and business trends, are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. Forward-looking statements involve known and unknown risks and uncertainties and are subject to other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, we have incurred significant net losses since our inception, we expect to incur additional substantial losses in the foreseeable future and we may not be able to achieve or sustain profitability; our revenue is currently generated almost entirely from the sales of only one product, Heartflow FFRCT Analysis, and we are therefore highly dependent on the success of this product, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and any growth; if healthcare providers are unwilling to change their standard practice regarding the evaluation of CAD, our business, financial condition, results of operations and prospects will be adversely affected; if third-party payors, including government payors, do not cover and provide adequate reimbursement for the Heartflow Platform, or if existing payment amounts are reduced or coding policies change, adoption of the Heartflow Platform by healthcare providers may be negatively impacted, and our business, financial condition, results of operations and prospects will be adversely affected; we face risks associated with a concentrated customer base; we face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may develop products that are more effective, accurate, reliable, cost-effective or more advanced than ours, which may harm our financial condition, and if we are unable to compete successfully or our potential market share is reduced, we may be unable to increase or sustain our revenue or achieve profitability; the commercialization of Heartflow Plaque Analysis is nascent, and we may not be able to achieve or maintain sufficient market acceptance or the levels of utilization we expect from Heartflow Plaque Analysis or any other future product; we face risks associated with our use and development of AI models, which may result in operational challenges, legal liability, reputational concerns and competitive risks; if we fail to properly manage our future growth, our business could suffer; our business could be disrupted by catastrophic events; we depend on our information technology systems, and any failure of these systems could harm our business and adversely affect our business and operating results; our networks and those of our third-party service providers may become the target of bad actors or security breaches that we cannot anticipate or successfully defend, which could have an adverse impact on our business; we face extensive regulatory requirements to bring our products to market, and our failure to receive and maintain regulatory clearances or approvals of our current and future products in the United States or abroad or to comply with medical device regulatory requirements could adversely affect our business; if we are unable to obtain and maintain sufficient intellectual property rights, or the scope of our rights is not sufficiently broad, third parties could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be adversely affected; and those factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2026, as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent periodic reports on Form 10-Q and Form 10-K we file with the SEC. We qualify all of our forward-looking statements by these cautionary statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Heartflow, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$19,671	$44,776
Short-term investments	138,645	132,010
Accounts receivable, net of allowance for credit losses of $626 at March 31, 2026 and December 31, 2025	35,527	29,343
Prepaid expenses and other current assets	17,987	14,075
Total current assets	211,830	220,204
Long-term investments	96,582	103,365
Property and equipment, net	9,829	8,587
Operating lease right-of-use assets	14,407	17,488
Restricted cash, non-current	4,702	4,709
Other non-current assets	6,675	5,099
Total assets	$344,025	$359,452

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,750	$3,169
Accrued expenses and other current liabilities	25,886	33,279
Operating lease liabilities, current	6,382	5,922
Total current liabilities	38,018	42,370
Operating lease liabilities, non-current	19,967	16,132
Other non-current liabilities	322	303
Total liabilities	58,307	58,805
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 86,105,290 and 85,280,597 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	86	85
Additional paid-in capital	1,401,447	1,388,737
Accumulated other comprehensive loss	(685)	(425)
Accumulated deficit	(1,115,130)	(1,087,750)
Total stockholders’ equity	285,718	300,647
Total liabilities and stockholders’ equity	$344,025	$359,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartflow, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$52,587	$37,205
Cost of revenue	10,423	9,264
Gross profit	42,164	27,941
Operating expenses:
Research and development	21,620	13,924
Selling, general and administrative	42,566	31,519
Asset impairment charge	7,482	—
Total operating expenses	71,668	45,443
Loss from operations	(29,504)	(17,502)
Interest income	2,464	543
Interest expense	(3)	(5,093)
Change in fair value of common stock warrant liability	—	(1,606)
Change in fair value of derivative liability	—	(9,045)
Other income (expense), net	(314)	358
Loss before provision for income taxes	(27,357)	(32,345)
Provision for income taxes	(23)	—
Net loss	$(27,380)	$(32,345)
Comprehensive loss:
Net loss	$(27,380)	$(32,345)
Other comprehensive loss:
Foreign currency translation gain (loss)	262	(236)
Unrealized loss on investments, net	(522)	—
Total comprehensive loss	$(27,640)	$(32,581)

Net loss per share, basic and diluted	$(0.32)	$(5.25)
Weighted-average shares used to compute net loss per share, basic and diluted	85,639,675	6,164,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartflow, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2025	85,280,597	$85	$1,388,737	$(425)	$(1,087,750)	$300,647
Issuance of common stock upon exercise of stock options	592,387	1	3,341	—	—	3,342
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	28,740	—	(473)	—	—	(473)
Issuance of common stock under employee stock purchase plan	203,566	—	3,288	—	—	3,288
Stock-based compensation expense	—	—	6,554	—	—	6,554
Unrealized loss on investments, net	—	—	—	(522)	—	(522)
Foreign currency translation gain	—	—	—	262	—	262
Net loss	—	—	—	—	(27,380)	(27,380)
Balances as of March 31, 2026	86,105,290	$86	$1,401,447	$(685)	$(1,115,130)	$285,718

	Redeemable Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances as of December 31, 2024	122,231,454	$768,566	6,122,048	$6	$112,241	$(772)	$(970,959)	$(859,484)
Issuance of common stock upon exercise of stock options	—	—	130,813	—	578	—	—	578
Stock-based compensation expense	—	—	—	—	2,492	—	—	2,492
Foreign currency translation loss	—	—	—	—	—	(236)	—	(236)
Net loss	—	—	—	—	—	—	(32,345)	(32,345)
Balances as of March 31, 2025	122,231,454	$768,566	6,252,861	$6	$115,311	$(1,008)	$(1,003,304)	$(888,995)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartflow, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(27,380)	$(32,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,423	1,372
Stock-based compensation expense	6,554	2,492
Asset impairment charge	7,482	—
Amortization of debt discount and debt issuance costs	—	998
Amortization of right-of-use asset	1,011	724
Accretion of discounts on investments, net	(836)	—
Change in fair value of common stock warrant liability	—	1,606
Change in fair value of derivative liability	—	9,045
Non-cash interest charges	—	545
Change in allowance for credit losses	—	(72)
Changes in assets and liabilities:
Accounts receivable	(6,184)	(3,601)
Prepaid expenses and other current assets	(3,912)	(409)
Other non-current assets	(1,576)	(341)
Accounts payable	1,669	(1,627)
Accrued expenses and other current liabilities	(7,393)	9,301
Operating lease liabilities	(981)	(888)
Other non-current liabilities	19	34
Net cash used in operating activities	(30,104)	(13,166)
Cash flows from investing activities:
Purchase of property and equipment	(1,889)	(1,101)
Purchase of investments	(29,538)	—
Maturities of investments	30,000	—
Net cash used in investing activities	(1,427)	(1,101)
Cash flows from financing activities:
Proceeds from convertible notes offering, net of issuance costs	—	73,860
Proceeds from exercise of stock options	3,342	578
Issuance of common stock under employee stock purchase plan	3,288	—
Payments of exit, prepayment penalty and lender fees	—	(518)
Payment of taxes related to vested restricted stock units	(473)	—
Payment of deferred offering costs	—	(998)
Net cash provided by financing activities	6,157	72,922
Effect of foreign exchange rates	262	(236)
Net increase (decrease) in cash and cash equivalents	(25,112)	58,419
Balance, beginning of period	49,485	55,842
Balance, end of period	$24,373	$114,261

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$3,439
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$912	$6
Right-of-use asset obtained in exchange for lease obligation	$5,276	$561
Conversion of term loan principal to convertible notes	$—	$23,000
Issuance of convertible notes to certain employees in lieu of cash compensation	$—	$1,353
Reclassification of term loan debt discount to convertible notes debt discount	$—	$239
Unpaid deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$2,325
Unpaid convertible notes issuance costs included in accounts payable and accrued expenses and other current liabilities	$—	$1,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Business Overview

Description of Business

Heartflow, Inc. (the “Company”) was incorporated in the state of Delaware in July 2007.

The Company is a commercial-stage medical technology company that provides software and artificial intelligence (“AI”) designed to deliver a non-invasive solution for diagnosing and managing coronary artery disease (“CAD”). The Company’s novel Heartflow Platform uses AI and advanced computational fluid dynamics to create a personalized 3D model of a patient’s heart based on a single coronary computed tomography angiography (“CCTA”). This results in actionable data on blood flow, stenosis, plaque volume and plaque composition. The Company’s Heartflow FFRCT Analysis and Plaque Analysis software assists physicians in diagnosing, managing and delivering precision care to patients with CAD. The Company was awarded Conformité Européene Mark for its Heartflow FFRCT Analysis in July 2011. The Company received clearance from the U.S. Food and Drug Administration (“FDA”) in November 2014 for its Heartflow FFRCT Analysis and in October 2022 for its Plaque Analysis.

The Company’s headquarters is located in San Francisco, California, and the Company also has offices in Mountain View, Rohnert Park and Santa Rosa, California, Austin, Texas, and Tokyo, Japan.

The Company had the following wholly-owned subsidiaries as of March 31, 2026:

Entity Name	Country of Incorporation
HeartFlow Japan G.K.	Japan
HeartFlow U.K. Ltd	United Kingdom

Effective November 2025, HeartFlow Technology U.K. Limited, a wholly-owned subsidiary in the United Kingdom, was dissolved.

Reverse Stock Split

On July 31, 2025, the Company’s Board of Directors (the “Board of Directors”) approved an amendment to the Company’s amended and restated certificate of incorporation to immediately effect a reverse stock split of the shares of the Company’s outstanding common stock at a ratio of 1.0-for-2.92 (the “Reverse Stock Split”). The number of authorized shares and par value per share were not adjusted as a result of the Reverse Stock Split. All references to shares, options to purchase common stock, share amounts, per share amount, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. The shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced, and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the conversion ratios for each series of the Company’s redeemable convertible preferred stock, which automatically converted into shares of common stock upon the closing of the Company’s initial public offering (the “IPO”) of common stock, were proportionally adjusted.

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

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Liquidity

The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $1.1 billion as of March 31, 2026. The Company expects to incur losses for the foreseeable future. Historically, the Company’s activities have been financed through sales of shares of redeemable convertible preferred stock, common stock and convertible promissory notes, borrowings under term loans and revenue received from customers.

As of March 31, 2026, the Company had $254.9 million in cash, cash equivalents and investments in available-for-sale securities.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s consolidated financial position as of March 31, 2026, and the results of its operations for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025. The condensed consolidated balance sheet at December 31, 2025, was derived from audited annual consolidated financial statements but does not contain all of the footnote disclosures from the annual financial statements. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period and should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2026.

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

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance.

The Company’s measure of segment profit or loss is consolidated net loss, which is used by the CODM to measure actual results versus expectations, set performance metrics, and develop the annual budget to achieve the Company’s long-term objectives. Significant segment expenses within consolidated net loss includes cost of revenue, research and development, selling, general and administrative expenses and asset impairment charge, which are each separately presented on the Company’s condensed consolidated statements of operations and comprehensive loss. Other expense items that are presented on the condensed consolidated statements of operations include interest income, interest expense, change in fair value of warrant liability, change in fair value of derivative liability, other income (expense), net, and provision for income taxes.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment and includes a reconciliation to the consolidated net loss shown in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Revenue	$52,587	$37,205
Less(1):
Cost of revenue	10,423	9,264
Research and development	21,620	13,924
Selling, general and administrative expenses:
Sales and marketing	29,956	21,635
General and administrative	12,610	9,884
Asset impairment charge	7,482	—
Loss from operations	(29,504)	(17,502)
Other income (expense), net (2)	2,147	(14,843)
Provision for income taxes	(23)	—
Segment net loss	$(27,380)	$(32,345)

(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)Other income (expense), net represents the consolidated amounts for interest income, interest expense, change in fair value of common stock warrant liability, change in fair value of derivative liability, and other income (expense), net as shown on the condensed consolidated statements of operations and comprehensive loss.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the total shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2026	2025
Cash and cash equivalents	$19,671	$109,786
Restricted cash	4,702	4,475
Total cash, cash equivalents and restricted cash	$24,373	$114,261

As of March 31, 2026 and December 31, 2025, restricted cash primarily represents deposits held as security in connection with the Company’s facility lease agreements.

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the investment. The Company evaluates the securities in an unrealized loss position for expected credit losses by considering factors such as historical experience, market data, issuer-specific factors, current economic conditions and credit ratings. The Company did not recognize any credit losses on its available-for-sale securities during the three months ended March 31, 2026 and there were no impairment charges for unrealized losses during the period. The Company had no investments during the three months ended March 31, 2025.

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

As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s financial instruments carried at amortized cost, including cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities and market interest rates, if applicable.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, investments, restricted cash and accounts receivable. The Company maintains bank deposits in federally insured financial institutions, and these deposits may at times exceed federally insured limits. The Company

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

currently has full control of its cash and cash equivalents balance. Cash equivalents are invested in highly rated money market funds. The Company invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate bonds/notes, U.S. government securities, U.S. treasury bills, agency bonds/notes, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents or investments.

No single customer represented more than 10% of the Company’s revenue during the three months ended March 31, 2026 and 2025.

No single customer represented more than 10% of the Company’s accounts receivable as of March 31, 2026 and December 31, 2025.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment, for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining useful life of the long-lived assets in measuring whether they are recoverable. If the asset or asset group is not recoverable, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset or asset group. During the three months ended March 31, 2026, the Company recognized an asset impairment charge of $7.5 million. See Note 6 for additional information. There were no long-lived asset impairments during the three months ended March 31, 2025.

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time.

An ROU asset and corresponding lease liability are recorded on the condensed consolidated balance sheets based on the present value of lease payments over the lease term. An ROU asset represents the right to control the use of an identified asset over the lease term, and a lease liability represents the obligation to make lease payments arising from the lease. Leases with an initial term of 12 months or less are not recorded in the condensed consolidated balance sheets. The Company uses its incremental borrowing rate to determine the present value of lease payments, as the discount rate implicit in the lease is not readily available. The lease terms used to calculate the ROU asset and related lease liabilities include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company elected to account for contracts that contain lease and non-lease components as a single lease component. For the three months ended March 31, 2026 and 2025, the Company’s only leases were for its facilities, which are classified as operating leases with lease expense recognized on a straight-line basis over the lease term. Variable lease costs, which primarily consist of common area maintenance, taxes, and utility charges, are expensed as incurred. The Company does not have any finance leases.

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

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Stock-Based Compensation

The Company accounts for share-based payments at fair value. The grant date fair value of options granted is measured using the Black-Scholes option pricing model. Option awards vest based on the satisfaction of a service requirement, and stock-based compensation expense is recorded on a straight-line basis over the applicable service period, which is generally four years. For performance-based stock options, the Company will assess the probability of performance conditions being achieved in each reporting period. The amount of stock-based compensation expense recognized in any one period related to performance-based stock options can vary based on the achievement or anticipated achievement of the performance conditions. Forfeitures are recognized in the period in which the forfeiture occurs.

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

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currency. For all non-functional currency balances, the remeasurement of such balances to the functional currency results in either a foreign exchange transaction gain or loss, which is recorded within other income, net within the condensed consolidated statements of operations and comprehensive loss. The Company recognized a foreign exchange transaction loss of $(418,000) and $(357,000) during the three months ended March 31, 2026 and 2025, respectively. The Company recognized $262,000 and $(236,000) during the three months ended March 31, 2026 and 2025, respectively, of foreign currency translation gain (loss) in the condensed statements of comprehensive loss related to foreign subsidiaries which have local functional currencies.

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

Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock and common stock subject to repurchase are considered participating securities. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. Diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss position during the three months ended March 31, 2026 and 2025.

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

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for nonpublic companies.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification Topic 606: Revenue from Contracts with Customers. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This ASU was effective for the Company on January 1, 2026. The adoption of this pronouncement did not have a material impact on its condensed consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40 by removing all references to project development stages and provides new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met to begin capitalizing software costs. This ASU is effective for fiscal years beginning after December 15, 2027 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU may be applied on a prospective, retrospective or modified prospective basis. The Company is currently evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.

3. Revenue and Contract Balances

Disaggregation of Revenue

The following table summarizes total revenue from customers by geographic region (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$48,987	$34,298
Rest of World	3,600	2,907
Total revenue	$52,587	$37,205

Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer.

Contract Balances

Unbilled receivables included within accounts receivable on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 was $835,000 and $814,000, respectively.

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides the breakdown of capitalized contract costs on the condensed consolidated balance sheets (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2026	2025
Balance at beginning of period	$10,929	$6,154
Contract costs capitalized	4,489	10,795
Contract costs amortized	(2,145)	(6,020)
Balance at end of period	$13,273	$10,929

The following table provides the breakdown of contract liabilities included within accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2026	2025
Balance at beginning of period	$327	$182
Contract liabilities added	148	279
Contract liabilities recognized as revenue	(89)	(134)
Balance at end of period	$386	$327

4. Fair Value Measurement

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Money market funds, included in cash equivalents	$1,348	$—	$—	$1,348
Money market funds, included in restricted cash, non-current	4,702	—	—	4,702
U.S. government securities	—	81,422	—	81,422
U.S. treasury bills	—	19,865		19,865
Corporate bonds/notes	—	63,364	—	63,364
Agency bonds/notes	—	44,029	—	44,029
Asset-backed securities	—	21,613	—	21,613
Commercial paper	—	4,934	—	4,934
Total	$6,050	$235,227	$—	$241,277

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds, included in cash equivalents	$27,806	$—	$—	$27,806
Money market funds, included in restricted cash, non-current	4,709	—	—	4,709
U.S. government securities	—	81,479	—	81,479
U.S. treasury bills	—	39,593		39,593
Corporate bonds/notes	—	57,571	—	57,571
Agency bonds/notes	—	25,151	—	25,151
Asset-backed securities	—	21,711	—	21,711
Commercial paper	—	9,870	—	9,870
Total	$32,515	$235,375	$—	$267,890

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value using significant unobservable inputs (Level 3) and the change in fair value during the year ended December 31, 2025 (in thousands):

Common Stock Warrant Liability
Fair value as of January 1, 2024	$20,835
Change in fair value	43,894
Reclassification to common stock upon net exercise	(64,729)
Fair value as of December 31, 2025	$—

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

5. Balance Sheet Components

Investments

The fair value of the Company’s available-for-sale investments and restricted cash as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31, 2026
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Assets
Money market funds, included in cash equivalents	$1,348	$—	$—	$1,348
Money market funds, included in restricted cash, non-current	4,702	—	—	4,702
U.S. government securities	81,500	—	(78)	81,422
U.S. treasury bills	19,864	1	—	19,865
Corporate bonds/notes	63,517	—	(153)	63,364
Agency bonds/notes	44,137	—	(108)	44,029
Asset-backed securities	21,638	—	(25)	21,613
Commercial paper	4,935	—	(1)	4,934
Total	$241,641	$1	$(365)	$241,277

Classified as:
Cash equivalents				$1,348
Short-term investments				138,645
Long-term investments				96,582
Restricted cash				4,702
Total				$241,277

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	December 31, 2025
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Assets
Money market funds, included in cash equivalents	$27,806	$—	$—	$27,806
Money market funds, included in restricted cash, non-current	4,709	—	—	4,709
U.S. government securities	81,385	94	—	81,479
U.S. treasury bills	39,568	25		39,593
Corporate bonds/notes	57,564	19	(12)	57,571
Agency bonds/notes	25,147	7	(3)	25,151
Asset-backed securities	21,689	22	—	21,711
Commercial paper	9,868	2	—	9,870
Total	$267,736	$169	$(15)	$267,890

Classified as:
Cash equivalents				$27,806
Short-term investments				132,010
Long-term investments				103,365
Restricted cash				4,709
Total				$267,890

The following table summarizes the fair value of the Company’s cash equivalents, and available-for-sale investments classified by maturity as of March 31, 2026 (in thousands):

	March 31, 2026	December 31, 2025
Amounts maturing within one year	$139,993	$159,816
Amounts maturing after one year through two years	96,582	103,365
Total	$236,575	$263,181

Available-for-sale investments held as of March 31, 2026 and December 31, 2025 had a weighted average days to maturity of 325 days and 346 days, respectively.

The following table presents the Company’s available-for-sale investments that were in an unrealized loss position as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Less than 12 months		Less than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Assets
U.S. government securities	$566	$(78)	$—	$—
Corporate bonds/notes	413	(153)	26,716	(12)
Agency bonds/notes	389	(108)	3,995	(3)
Asset-backed securities	47	(25)	—	—
Commercial paper	—	(1)	—	—
Total	$1,415	$(365)	$30,711	$(15)

As of March 31, 2026 and December 31, 2025, unrealized losses on the Company’s available-for-sale investments were primarily attributable to changes in interest rates and were not due to credit risk. The Company intends to hold these investments to maturity and no allowance for credit loss was recorded as of March 31, 2026 and December 31, 2025. There were no available-for-sale investments in an unrealized loss position greater than twelve months as of March 31, 2026 or December 31, 2025.

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Allowance for Credit Losses

The following table presents a reconciliation of the allowance for credit losses (in thousands):

	March 31,	December 31,
	2026	2025
Balance at beginning of period	$626	$814
Additions	—	—
Write-offs	—	(188)
Balance at end of period	$626	$626

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid expenses	$8,313	$5,964
Contract costs, current	8,202	6,669
Other	1,472	1,442
Total prepaid expenses and other current assets	$17,987	$14,075

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Property and equipment at cost:
Computer equipment and software	$4,277	$4,223
Furniture, fixtures and equipment	2,280	2,114
Capitalized internal-use software	13,624	12,529
Leasehold improvements	2,095	2,086
Construction in progress	1,481	140
Total property and equipment	23,757	21,092
Less: Accumulated depreciation and amortization	(13,928)	(12,505)
Property and equipment, net	$9,829	$8,587

The Company capitalized certain internal-use software costs totaling $1.1 million and $936,000, including stock-based compensation of $6,000 and $6,000, related to internal-use software development efforts, during the three months ended March 31, 2026 and 2025, respectively. Amortization of capitalized internal-use software totaled $1.1 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.

Depreciation and amortization expense related to property and equipment, excluding capitalized internal-use software, was $359,000 and $370,000 for three months ended March 31, 2026 and 2025, respectively.

Other Non-Current Assets

Other non-current assets are comprised of the following (in thousands):

	March 31,	December 31,
	2026	2025
Contract costs, net	$5,071	$4,260
Other	1,604	839
Total other non-current assets	$6,675	$5,099

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued payroll and related expenses	$19,762	$28,150
Customer contract and rebate liabilities	1,583	1,162
Accrued royalty	1,049	864
Accrued professional fees	821	627
Accrued clinical trial expenses	1,118	550
Other	1,553	1,926
	$25,886	$33,279

6. Leases

The Company leases office space in Mountain View, Santa Rosa, San Francisco and Rohnert Park, California, Austin, Texas, and Tokyo, Japan.

Mountain View, California

In August 2021, the Company entered into a facility lease agreement for approximately 61,000 rentable square feet in Mountain View, California through August 2030. In connection with the lease, the Company established a standby letter of credit for the benefit of the landlord in the amount of $4.3 million in August 2021, which is classified as non-current restricted cash on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

In March 2026, the Company entered into a sublease agreement (the “Sublease”) with a third-party subtenant to sublease its Mountain View, California facility. The initial term of the Sublease commenced in April 2026 and continues until August 2030, consistent with the remaining term of the Company’s Master Lease, with 52% occupancy of the facility beginning April 2026 and full occupancy by March 2027. The Sublease provides for an initial annual base rent of approximately $1.2 million, which increases annually up to a maximum annual base rent of approximately $2.4 million. The subtenant is obligated to pay its ratable portion of operating costs, annual tax costs and all utility costs attributable to the facility during the term of the Sublease. The subtenant will provide the Company with a letter of credit in the amount of $0.8 million in place of a security deposit. The Company evaluated the associated ROU asset and leasehold improvements for impairment as the substantially lower sublease income indicated that the carrying amount of such assets may not be recoverable. The Company compared the carrying value of the impacted assets to the fair value based on the Company’s estimate of discounted future cash flows to determine the impairment amount and recognized an asset impairment charge of $7.5 million during the three months ended March 31, 2026, of which $7.4 million was attributable to the ROU asset and $136,000 was attributable to leasehold improvements.

Santa Rosa, California

In October 2024, the Company entered into an agreement to sublease approximately 4,000 rentable square feet of office space in Santa Rosa, California for 29 months through March 2027. In connection with this sublease, the Company paid a security deposit of $8,000 and recorded an ROU asset and lease liability of $169,000.

San Francisco, California

In July 2025, the Company entered into an agreement to sublease approximately 8,100 rentable square feet of office space in San Francisco, California for 39 months through January 2029. In connection with this sublease, the Company paid a security deposit of $90,000 and recorded an ROU asset and lease liability of $1,254,000. On March 17, 2026, the Company amended the lease agreement to include an additional 5,018 rentable square feet and to extend the term for a period of 51 months through August 2030. The expansion effective date is expected to

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

commence in the second quarter of 2026. The average monthly lease payments are approximately $47,400 per month for the expansion period and $26,500 per month for the lease extension during the amended lease term. An additional security deposit of $62,000 is also required.

Rohnert Park, California

In December 2025, the Company entered into a facility lease agreement for approximately 13,100 rentable square feet of office space in Rohnert Park, California for 63 months through September 2031, with the option to extend for one additional three-year period. In connection with the lease, the Company paid a security deposit of $39,000 and recorded an ROU asset and lease liability of $2.8 million upon lease commencement in the first quarter of 2026. The lease also provides for a tenant improvement allowance of $173,000.

Austin, Texas

In September 2025, the Company amended the lease for its Austin, Texas facility, which provides for approximately 26,000 square feet of space, to extend the lease term an additional 12 months through December 2026 and recorded an ROU asset and lease liability of $561,000 in connection with the lease extension. In January 2026, the Company amended the lease to extend the lease term an additional 51 months through March 2031, with the option to extend for two additional three-year periods. In connection with the lease amendment, the Company recorded an ROU asset and lease liability of $2.5 million. The lease amendment also provided for a tenant improvement allowance of $71,000. A security deposit of $150,000 was recorded as non-current restricted cash as of March 31, 2026 and December 31, 2025, on the condensed consolidated balance sheets related to this lease.

Tokyo, Japan

The Company had one non-cancellable operating lease for its facility in Tokyo, Japan, which was set to expire in November 2024. In April 2024, the Company entered into an agreement to extend the lease for an additional three years through November 2027. In connection with the amended lease agreement, the Company recorded an ROU asset and lease liability of $420,000.

Operating lease cost consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$1,448	$1,251
Variable lease cost	339	363
Total lease cost	$1,787	$1,614

Cash paid for amounts included in the measurement of operating lease liabilities was $1.5 million and $1.4 million during the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes the maturities of the aggregate lease payments under the Company’s operating lease liabilities as of March 31, 2026 (in thousands):

Year Ending December 31:	Amount
2026	$5,044
2027	6,846
2028	7,066
2029	6,811
2030	5,150
2031 and after	696
Total minimum lease payments	31,613
Less: Amount of lease payments representing interest	5,264
Present value of future minimum lease payments	$26,349
Less: Current lease liabilities	6,382
Long-term lease liabilities	$19,967

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted-average data):

	March 31,	December 31,
	2026	2025
Right-of-use asset	$14,407	$17,488
Weighted average remaining lease term (years)	4.5	4.3
Weighted average discount rate (percent)	8.7%	8.6%

7. Commitments and Contingencies

Royalty Commitments

The Company has entered into various exclusive technology licensing agreements and other software licensing agreements. The terms of the agreements require the Company to make annual royalty payments in fixed amounts as well as certain milestone and revenue-based payments. The revenue-based royalty percentage is in the low single digits, subject to reductions and offsets in certain circumstances with a minimum royalty commitment of $50,000 annually. Future minimum royalty commitments due under the terms of these exclusive agreements as of March 31, 2026 are as follows (in thousands):

Year Ending December 31:	Amount
2026	$—
2027	50
2028	50
2029	50
2030	50
Thereafter	50
$250

The Company incurred royalty expense of $568,000 and $414,000 within cost of revenue on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, respectively.

Purchase Commitments

Open purchase commitments consist of agreements to purchase goods and services that are entered into in the ordinary course of business. These amounts were not recorded as liabilities on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 as the Company had not yet received the related goods or services. As of March 31, 2026 , the Company had estimated open purchase commitments for goods and services of $6.0 million over the next three years.

Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows, except as discussed below. The Company may pursue or be subject to litigation and other legal actions from time to time arising in the ordinary course of business, including intellectual property, products liability, breach of contract, commercial, employment, and other similar claims which could have an adverse impact on its reputation, business and financial condition and divert the attention of its management from the operation of its business. The Company discloses information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible and accrues a liability for such matters when it is probable that a loss may be incurred, and such losses can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosures as of March 31, 2026 and December 31, 2025.

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

Indemnifications

The Company provides general indemnifications to management and the members of the Board of Directors when they act, in good faith, in the best interest of the Company. The Company is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim but expects the risk of having to make any payments under these general business indemnifications to be remote. The Company also maintains insurance coverage that would generally enable the Company to recover a portion of any future amounts paid.

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

On January 24, 2025, in connection with the issuance of the 2025 Convertible Notes, the Company entered into Amendment No. 1 to the 2024 Credit Agreement, in which Hayfin converted $23.0 million of principal under the 2024 Term Loan to 2025 Convertible Notes under the same terms as the other purchasers of the 2025 Convertible Notes. The amendment was accounted for as a debt modification for accounting purposes.

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

Interest

During its term, the 2024 Term Loan bore interest at a floating per annum rate in an amount equal to the sum of (i) 7.0% (or 6.0% if the alternative base rate (“ABR”) was in effect) plus (ii) the greater of (x) the forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) for a respective tenor in effect on such day (or the alternative base rate, if applicable), and (y) 2.0%. The ABR equaled the sum of (i) 6.0% plus (ii) the greater of (1) the Wall Street Journal Prime Rate, plus 0.5%, (2) the Federal Reserve Bank of New York rate plus 0.5% or (3) the CBA Term SOFR for one month tenor plus 1.0%. The Company had an option to pay interest in-kind at the rate equal to the cash interest rate plus 1.0%.

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Debt Issuance Costs and Debt Discount

Debt issuance costs include third-party costs incurred in connection with the original Credit Agreement. Debt discount includes fees paid to the lender, warrants issued to the lender and the embedded derivative liability as described below.

In connection with the conversion of $23.0 million of principal under the 2024 Term Loan to 2025 Convertible Notes under Amendment No. 1 to the 2024 Credit Agreement in January 2025, $239,000 of pro-rata debt discount under the 2024 Term Loan was reclassified as a debt discount under the 2025 Convertible Notes.

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

10. Redeemable Convertible Preferred Stock

Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 51,226,348 shares of common stock. Shares of Series A, Series B-1, Series B-2, Series C, Series D, Series E, Series F and Series F-1 outstanding redeemable convertible preferred stock converted into shares of common stock on a 0.342466:1, 0.403088:1, 0.403088:1, 0.576386:1, 0.646673:1, 0.695098:1, 0.342466:1, and 0.342466:1 basis, as adjusted for the Reverse Stock Split, respectively. As of March 31, 2026, the Company does not have any convertible preferred stock issued or outstanding.

11. Stockholders’ Equity

Preferred Stock

At March 31, 2026, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 50,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Common Stock

At March 31, 2026, under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 86,105,290 shares were issued and outstanding. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. As of March 31, 2026, no dividends have been declared to date. Each share of common stock is entitled to one vote.

Common stock reserved for future issuance, on an as-converted basis, consisted of the following:

	March 31,	December 31,
	2026	2025
Options to purchase common stock	10,227,211	10,003,254
Restricted stock units	1,840,421	907,703
Shares reserved for issuance under the Company's equity plans	11,648,505	14,085,870
Total	23,716,137	24,996,827

12. Common Stock Warrant Liability

On October 22, 2025, Hayfin net exercised all common stock warrants outstanding for 1,646,317 shares of common stock. The common stock warrant liability was remeasured to fair value through the date of exercise, resulting in a loss of $43.9 million within the condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. The final fair value of $64.7 million was reclassified to stockholders’ equity on the date of exercise. As of March 31, 2026 and December 31, 2025, no warrants to purchase common stock were outstanding.

13. Derivative Liability

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

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Options under the 2009 Equity Incentive Plan and 2025 Plan have a term of ten years from the grant date. The option exercise price will be determined by the Board of Directors, but will be no less than 100% of the fair market value per share on the date of grant. In addition, in the case of an ISO granted to an employee who owns stock representing more than 10% of the voting power of all classes of stock of the Company, the per share exercise price will be no less than 110% of the fair market value per share on the date of grant. Through March 31, 2026 and December 31, 2025, options granted generally vest over (i) four years with 25% vesting on the first anniversary of the issuance date and 1/48th per month thereafter or (ii) vesting monthly in equal installments over four years.

Stock option activity under the Company’s 2009 Equity Incentive Plan and 2025 Plan is set forth below (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
Balance at December 31, 2025	10,003,254	$8.05	7.83	$211,109
Options granted	913,696	27.74
Options exercised	(592,387)	$5.64
Options forfeited	(97,352)	$8.54
Balance at March 31, 2026	10,227,211	$9.94	7.90	$150,611
Vested and exercisable, March 31, 2026	4,405,075	$5.62	6.83	$82,463
Vested and expected to vest, March 31, 2026	10,227,211	$9.94	7.90	$150,611

The weighted-average grant date fair value of options granted during the three months ended March 31, 2026 and 2025 was $15.88 and $7.10 per share, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money at each reporting period. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2026 was $12.2 million and $1.1 million, respectively.

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restricted Stock Units

In August 2025, the Company began granting RSUs under the 2025 Plan. RSUs generally vest over four years in equal quarterly increments. The fair value of RSUs is based on the Company’s closing stock price on the date of grant. A summary of RSUs activity is set forth below:

		Weighted-
	Number of	Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested balance at December 31, 2025	907,703	$20
Awards granted	1,019,499	$27.22
Awards vested	(45,779)	$19
Awards canceled	(41,002)	$21.48
Unvested balance at March 31, 2026	1,840,421	$24.15

2025 Employee Stock Purchase Plan

Effective upon the Company’s IPO in August 2025, the Board of Directors adopted the 2025 Employee Stock Purchase Plan (“2025 ESPP”), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 1,233,964 shares of common stock are reserved for issuance and will be increased on the first day of each fiscal year, beginning in 2026, by an amount equal to the lesser of (i) 1.0% of the issued and outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) an amount as determined by the Board of Directors. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2025 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”).

Stock-Based Compensation

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended March 31,
	2026	2025
Expected life (in years)	6.00	6.00
Expected volatility	57.1%	55.0%-55.4%
Risk-free interest rate	3.9%	4.0%
Dividend yield	—%	—%

The Company estimated the fair value of the shares to be issued under the Company’s 2025 ESPP using the Black-Scholes option-pricing model based on the following assumptions:

Three Months Ended March 31,
2026
Expected life (in years)	0.5
Expected volatility	55.1%
Risk-free interest rate	3.7%
Dividend yield	—%

The significant assumptions used in these calculations are summarized as follows:

Fair value of common stock. Because there had been no public market for the Company’s common stock prior to the IPO, the fair value of common stock shares underlying stock options has historically been determined by the Board

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Expected term. The expected term of stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company does not have sufficient historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term of options and has opted to use the “simplified method,” whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.

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

Total stock-based compensation expense is as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cost of revenue	$166	$57
Research and development	2,138	547
Selling, general and administrative	4,250	1,888
Total stock-based compensation expense	$6,554	$2,492

As of March 31, 2026, total unrecognized stock-based compensation costs related to unvested stock options was $40.9 million, which is expected to be recognized over a remaining weighted-average period of 3.31 years, a total of $42.4 million of unrecognized compensation costs related to unvested RSUs expected to be recognized over a period of approximately 3.75 years and $1.1 million of unrecognized compensation costs related to the ESPP, which is expected to be recognized over 0.44 years.

15. Employee Retirement Plan

The Company has a qualified retirement plan under section 401(k) of the IRC under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make matching contributions of up to 4.0% of an employee’s eligible compensation, subject to conditions specified by the IRC. The Company’s matching contributions totaled $1.3 million and $688,000 during the three months ended March 31, 2026 and 2025, respectively.

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

16. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss	$(27,380)	$(32,345)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	85,639,675	6,164,617
Net loss per share, basic and diluted	$(0.32)	$(5.25)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2026	2025
Redeemable convertible preferred stock	—	122,231,454
Outstanding options to purchase common stock	10,227,211	8,583,703
Restricted stock units	1,840,421	—
Estimated ESPP	141,184	—
Common stock warrants	—	1,647,667
	12,208,816	132,462,824

17. Income Taxes

The Company had an effective tax rate of 0% for the three months ended March 31, 2026 and 2025. The Company continues to incur operating losses.

During the three months ended March 31, 2026 and 2025, the Company has evaluated all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

18. Subsequent Events

Patent Litigation

On April 13, 2026, the Company filed a patent infringement lawsuit against Cleerly, Inc. in the United States District Court for the Eastern District of Texas. The complaint seeks permanent injunctive relief and damages arising from Cleerly’s unauthorized and continued use of Heartflow’s patented technology. Heartflow asserts that Cleerly’s Ischemia, Plaque Analysis, and Compare products infringe six of Heartflow’s patents with priority dates from 2012 to 2018, protecting Heartflow innovations developed years before the introduction of any Cleerly product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on March 18, 2026. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 18, 2026. Please also see the section titled “Special Note Regarding Forward-looking Statements” in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We provide software and artificial intelligence (“AI”) designed to deliver a more accurate and clinically effective non-invasive solution for diagnosing and managing coronary artery disease (“CAD”), a leading cause of death worldwide. As of March 31, 2026, our Heartflow Platform has been used to assess CAD in more than 650,000 patients, including 219,000 in 2025 alone. We believe that we are the most widely adopted AI-powered test for CAD. Our novel platform leverages AI and advanced computational fluid dynamics to create a personalized 3D model of a patient’s heart from a single coronary computed tomography angiography (“CCTA”), a specialized type of scan that provides detailed images of the heart’s arteries. Our Heartflow Platform delivers actionable insights on blood flow, stenosis, plaque volume and plaque composition thereby overcoming the limitations of traditional non-invasive imaging tests which rely on indirect measures of coronary disease and lead to higher false negative and false positive rates as demonstrated by our PRECISE trial. We believe the differentiated accuracy and clinical utility of our Heartflow Platform, along with its ability to enhance workflows, will continue to support our growth and advance the “CCTA + Heartflow” pathway as the definitive standard for the non-invasive diagnosis and management of CAD.

To date, we have developed four software products under the Heartflow Platform that provide physicians with the critical insights needed to effectively diagnose and manage CAD:

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

•Heartflow PCI Navigator, which we recently launched in April 2026, provides advanced visualization and clinical insights to optimize revascularization strategies, guide device selection, enhance procedural efficiency, and improve patient care. We provide Heartflow PCI Navigator to accounts as an integrated feature to enhance procedural efficiency, not as a stand-alone product.

We anticipate launching Plaque Tracker, our fifth product, in 2027. Plaque Tracker will enable longitudinal plaque analysis of sequential CCTAs to measure the efficacy of medical therapy based on plaque regression.

The Heartflow Platform has an existing commercial presence and regulatory approval in the United States, United Kingdom, European Union and Japan. Additionally, some or all of our platform has received medical device licensing or approvals in Canada, Australia, Israel, Saudi Arabia, United Arab Emirates and Bahrain. We have developed a highly scalable, capital efficient commercial model that combines Territory Sales Managers who drive new account adoption with Territory Account Managers who focus on increasing utilization by educating referring physicians. Our commercial team does not cover cases or otherwise spend time in an operating room or lab setting, which enables them to focus solely on driving commercial adoption and educational activities. We also have small, direct commercial teams in our international markets. In the future, we may expand our international presence beyond these markets.

Our technology is simple and intuitive and does not require the purchase of any capital equipment. Our onboarding process seamlessly integrates the Heartflow Platform into the customer’s daily workflow. These unique attributes of our business model afford our commercial organization a differentiated level of efficiency and scalability.

We have experienced considerable revenue growth since we began commercializing the Heartflow Platform in 2015, driven primarily by growth in our account base and increasing test volumes at accounts in our installed base. For the three months ended March 31, 2026 and 2025, we recognized revenue of $52.6 million and $37.2 million, respectively. Substantially all of our revenue is generated on a “pay-per-click” basis each time a physician chooses to review either our Heartflow FFRCT Analysis, Heartflow Plaque Analysis, or both, and we recognize usage-driven fee revenue upon delivery of the requested analysis to the physician. Heartflow FFRCT Analysis has served as our commercial foundation, representing 98% of our total cumulative revenue as of March 31, 2026. In the second half of 2023, we initiated limited market education efforts for Heartflow Plaque Analysis, our second commercial product, and we expect to broaden our market education efforts as payor coverage for Heartflow Plaque Analysis increases. Heartflow Plaque Analysis is currently covered by five of the seven MACs with the remaining MACs providing coverage on a case-by-case basis and by a majority of commercial payors. Our Heartflow RoadMap Analysis is generally provided as a workflow efficiency tool to drive customer retention and loyalty and is not a stand-alone product.

Prior to our initial public offering (“IPO”), we primarily funded our operations with proceeds from sales of shares of our redeemable convertible preferred stock, common stock and convertible promissory notes, borrowings under our term loans and revenue received from our customers. As of March 31, 2026, we had $254.9 million in cash, cash equivalents and investments.

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

We have incurred significant operating losses and negative cash flows since our inception, and we expect to continue to incur losses as we grow and transition to now operating as a public company. Our net loss for the three months ended March 31, 2026 and 2025 was $27.4 million and $32.3 million, respectively.

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

Heartflow Revenue Cases

We regularly review a number of operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. Substantially all of our revenue is generated on a “pay-per-click” basis each time a physician chooses to review either our Heartflow FFRCT Analysis, Heartflow Plaque Analysis, or both, and we recognize usage-driven fee revenue upon delivery of the requested analysis to the physician. We define a “Heartflow revenue case” as each time an account orders and we deliver the requested analysis to the physician. For example, the ordering of both a Heartflow FFRCT Analysis and a Heartflow Plaque Analysis from a single CCTA counts as two revenue cases. We define an “account” as any individual facility that orders a Heartflow FFRCT Analysis, Heartflow Plaque Analysis, or both. Accounts may have more than one reading physician or CT machine. The following table lists these revenue cases in each of the three month periods as indicated:

	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026
Revenue cases	28,803	33,039	34,970	37,805	40,336	48,423	51,805	57,776	67,443

The period-to-period change in Heartflow revenue cases is an indicator of our ability to drive adoption and generate sales revenue and is helpful in tracking the progress of our business. We believe that Heartflow revenue cases are representative of our current business; however, we anticipate this metric may be substituted for additional or different metrics as our business grows.

Components of Our Results of Operations

Revenue

Substantially all of our revenue comprises usage-driven fees from accounts who order either our Heartflow FFRCT Analysis or our Heartflow Plaque Analysis, or both. We recognize usage-driven fee revenue upon delivery of the requested analysis to the physician. Key factors that drive our revenue include revenue case growth from our installed base and the success of our sales force in expanding adoption of the Heartflow Platform to new accounts and expanding the utilization of our system by accounts in our installed base. We consider an account that has our Heartflow solution deployed with the ability to send us CCTA images for processing as being part of our installed base. New accounts generally take 12 months to reach steady state revenue case volumes. New accounts typically ramp to FFRCT utilization close to full patient applicability in the first year and remain at this level consistently. Our Heartflow FFRCT Analysis is indicated for patients with stenosis levels between 40% and 90%, and we believe approximately 33% of patients have this level of stenosis. Revenue cases generated from clinic or office-based accounts typically carry a lower pricing than hospital-based accounts. We expect the percentage of our revenue cases generated from clinic or office-based accounts to continue to increase over time. The percentage of our U.S. revenue cases attributable to office and clinic-based accounts was 36% and 30% for the three months ended March 31, 2026 and 2025, respectively.

While a single customer may include multiple accounts, no single customer accounted for 10% or more of our revenue during the three months ended March 31, 2026 and 2025. However, the decision-making function for some of these accounts is concentrated in a relatively small number of customers, such that the loss of one customer could result in a disproportionate loss across our accounts. As we expand the adoption of the Heartflow Platform, we expect a majority of new accounts to come from new customers, decreasing our customer concentration risk.

Our revenue has fluctuated, and we expect it to continue to fluctuate from quarter-to-quarter due to a variety of factors, including the number of accounts in our installed base, the volume of Heartflow Platform usage by accounts in our installed base, customer pricing contracts that include utilization and volume rebates, changes in the mix of customer accounts and seasonality. We may experience fluctuations in the volume of Heartflow Platform usage by our customers based on seasonal factors that impact the number of radiologists and support staff available to conduct CCTAs at customer accounts.

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

We expect that our selling, general and administrative expenses will increase in the future as a result of expanding our operations, including hiring personnel, to both drive and support anticipated growth as well as various incremental costs associated with operating as a public company. We expect that our costs will increase related to legal, audit, accounting fees, consulting fees, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, investor and public relations costs and other expenses that we did not incur as a private company. However, we expect selling, general and administrative expenses to decrease as a percentage of revenue primarily as, and to the extent that, our revenue grows.

Interest income (expense), net

Interest income (expense), net consists primarily of interest income earned on our cash, cash equivalents and investments, offset by interest expense on our 2024 Term Loan and related amortization of debt discount and debt issuance costs prior to its full repayment in August 2025.

Other expense, net

Other expense, net consists primarily of changes in fair value related to our common stock warrant and derivative liability, as well as foreign exchange transaction gains or losses from transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We continued to record adjustments to the estimated fair value of the common stock warrant liability until the warrants were exercised, and we continued to record adjustments to the estimated fair value of the derivative liability until their conversion upon our IPO. All of our common stock warrants were net exercised in October 2025.

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

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,		Change
	2026	2025	$	%
Revenue	$52,587	$37,205	$15,382	41%
Cost of revenue	10,423	9,264	1,159	13%
Gross profit	42,164	27,941	14,223	51%
Operating expenses:
Research and development	21,620	13,924	7,696	55%
Selling, general and administrative	42,566	31,519	11,047	35%
Asset impairment charge	7,482	—	8,691	*
Total operating expenses	71,668	45,443	27,434	60%
Loss from operations	(29,504)	(17,502)	(12,002)	69%
Interest income (expense), net	2,461	(4,550)	7,011	(154)%
Other expense, net	(314)	(10,293)	9,979	(97)%
Loss before provision for income taxes	(27,357)	(32,345)	4,988	(15)%
Provision for income taxes	(23)	—	(23)	*
Net loss	$(27,380)	$(32,345)	$4,965	(15)%

*:    Not Meaningful

Revenue

Revenue increased $15.4 million, or 41%, to $52.6 million during the three months ended March 31, 2026, compared to $37.2 million during the three months ended March 31, 2025. The increase in revenue was primarily attributable to a 67% increase in revenue case volume, partially offset by a reduction in average sales price due to a higher percentage of revenue cases generated from clinic and office-based accounts and an increase in volume rebates.

Cost of revenue and gross margin

Cost of revenue increased $1.1 million, or 13%, to $10.4 million during the three months ended March 31, 2026, compared to $9.3 million during the three months ended March 31, 2025. This increase was attributable to an increase of $2.0 million in personnel and related expenses, $0.3 million in third-party hosting fees, $0.2 million in royalties, and $0.1 million in computer hardware expenses, partially offset by a net increase of $1.5 million in capitalized and amortized contract fulfillment costs. Personnel and related expenses included $0.1 million of stock-based compensation costs during each of the three months ended March 31, 2026 and 2025. Gross margin for the three months ended March 31, 2026 increased to 80% as compared to 75% for the three months ended March 31, 2025. The gross margin increase during the three months ended March 31, 2026 was primarily attributable to our increase in revenue case volume and improved production team productivity driven by AI efficiency initiatives, partially offset by our continued investment in the hiring and training of additional personnel in our production team to support our increasing revenue case volume. Although we expect to continue to invest in the hiring and training of additional personnel in our production team, we expect our gross margin will continue to increase over the long term.

Research and development expenses

Research and development expenses increased $7.7 million, or 55%, to $21.6 million during the three months ended March 31, 2026, compared to $13.9 million during the three months ended March 31, 2025. The increase in research and development expenses was primarily attributable to an increase of $6.1 million in personnel and related expenses directly associated with an increase in headcount, $0.8 million in consulting and professional fees, $0.3 million in allocated overhead, $0.2 million in allocated production team costs to support clinical trials and research and development efforts, $0.2 million in software-related costs and $0.2 million in third-party hosting fees, partially offset by a decrease of $0.2 million in clinical trial expenses and a net increase of $0.2 million of capitalized internal-use software costs. Personnel and related expenses included $2.1 million and $0.5 million of stock-based compensation costs during the three months ended March 31, 2026 and 2025, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $11.1 million, or 35%, to $42.6 million during the three months ended March 31, 2026, compared to $31.5 million during the three months ended March 31, 2025. The increase in selling, general and administrative expenses was primarily attributable to an increase of $8.4 million in personnel and related expenses directly associated with an increase in headcount, $0.7 million in professional fees, including legal, audit and consulting fees, $0.7 million in computer hardware and software-related costs, $0.7 million in travel expenses and $0.4 million in advertising and other promotional expenses, partially offset by a decrease of $0.4 million in allocated overhead. Personnel and related expenses included $4.3 million and $1.9 million of stock-based compensation costs for the three months ended March 31, 2026 and 2025, respectively.

Asset impairment charge

Asset impairment charge consists of a non-cash impairment charge related to the right-of-use asset and leasehold improvements for our Mountain View, California facility. In March 2026, we entered into a sublease agreement with a third-party subtenant to sublease this facility. We evaluated the associated right-of-use asset and leasehold improvements for impairment as the substantially lower sublease income indicated that the carrying amount of such assets may not be recoverable. We compared the carrying value of the impacted assets to the fair value to determine the impairment amount and recognized an asset impairment charge of $7.5 million during the three months ended March 31, 2026.

Interest income (expense), net

Interest income (expense), net increased to income of $2.5 million during the three months ended March 31, 2026, compared to an expense of $4.6 million during the three months ended March 31, 2025. This change was mainly attributable to the repayment in full of our 2024 Term Loan in August 2025 and the conversion of our 2025 Convertible Notes to common stock upon our IPO in August 2025.

Other expense, net

Other expense, net decreased to an expense of $0.3 million during the three months ended March 31, 2026, compared to an expense of $10.3 million during the three months ended March 31, 2025. The three months ended March 31, 2025 included a $1.6 million charge from the remeasurement and recognition of the change in fair value related to our common stock warrant liability and a $9.0 million charge from the remeasurement and recognition of the change in fair value related to our derivative liability.

Provision for income taxes

Provision for income taxes was $23,000 for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025, which was related to our foreign taxes.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2026, we had $254.9 million in cash, cash equivalents and investments and an accumulated deficit of $1.1 billion. Prior to our IPO, we primarily funded our operations with proceeds from sales of shares of our redeemable convertible preferred stock, common stock and convertible promissory notes, borrowings under our term loans and revenue received from our customers, which we expect to continue to be our primary source of future liquidity.

We expect to continue to incur losses and to expend significant amounts of cash in the foreseeable future as we continue to scale our business, invest in research and development activities, increase sales and marketing efforts to support commercial expansion, and increase general and administrative expenses to support being a publicly-traded company.

Based on our current operating plan, we believe that our existing cash, cash equivalents and investments, together with the expected cash generated from revenue transactions with customers, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and may need to raise additional capital to fund operations, further research and development activities, or acquire, invest in, or in-license other businesses, assets, or technologies.

Hayfin Credit Agreement

On June 14, 2024, we entered into a Credit Agreement and Guaranty with Hayfin Services, LLP (“Hayfin”) for a $138.1 million term loan to refinance the outstanding loan obligations under the initial credit agreement we entered into with Hayfin on January 19, 2021 and the additional term loans entered into with Hayfin on March 17, 2022 in exchange for the payment of exit fees and early prepayment fees in the aggregate amount of $8.3 million payable in sixteen equal quarterly installments, or immediately upon the occurrence of our IPO. On January 24, 2025, in connection with the issuance of the 2025 Convertible Notes as further described below, we entered into Amendment No. 1 to the Credit Agreement and Guaranty (as amended, the “2024 Credit Agreement”) to amend the terms and conditions governing the term loan outstanding thereunder (as amended, the “2024 Term Loan”). Under this amendment, Hayfin also converted $23.0 million of principal under the 2024 Term Loan to 2025 Convertible Notes under the same terms as the other purchasers of the 2025 Convertible Notes.

During its term, the 2024 Term Loan was scheduled to mature on June 14, 2028 and bore interest at a floating rate per annum equal to the sum of (i) 7.0% (or 6.0% if the alternative base rate (“ABR”) was in effect) plus (ii) the greater of (x) the forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) for a respective tenor in effect on such day (or the alternative base rate, if applicable), and (y) 2.0%. The ABR equaled the sum of (i) 6.0% plus (ii) the greater of (1) the Wall Street Journal Prime Rate, plus 0.5%, (2) the Federal Reserve Bank of New York rate plus 0.5% or (3) the CBA Term SOFR for one month tenor plus 1.0%. We had an option to pay interest in-kind at the rate equal to the cash interest rate plus 1.0% through the last interest period ending before the 18th month anniversary of the 2024 Credit Agreement. We had an option to prepay the 2024 Term Loan subject to a prepayment fee of 1.5% for prepayments after the second anniversary but on or prior to the third anniversary of the 2024 Term Loan and a prepayment fee of 3% for prepayments thereafter.

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

The 2025 Convertible Notes contained embedded derivative features, including conversion upon a change in control and automatic conversion upon completion of a qualified IPO, that were required to be bifurcated and accounted for separately as a single derivative instrument. The issuance date estimated fair values of the derivative liability was $11.1 million and $20.8 million in January and March 2025, respectively, which were recorded as debt discounts. The derivative liability was remeasured to an aggregate fair value of $24.6 million immediately before the conversion of the 2025 Convertible Notes to common stock upon the IPO, resulting in a gain of $7.3 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(30,104)	$(13,166)
Net cash used in investing activities	(1,427)	(1,101)
Net cash provided by financing activities	6,157	72,922

Net cash used in operating activities

Net cash used in operating activities during the three months ended March 31, 2026 was $30.1 million, attributable to a net loss of $27.4 million and a net change in operating assets and liabilities of $18.3 million, partially offset by non-cash charges of $15.6 million. The non-cash charges primarily consisted of an asset impairment charge of $7.5 million, $6.6 million in stock-based compensation expense, $1.4 million of depreciation and amortization, $1.0 million of amortization of right-of-use asset and $0.8 million amortization of discounts on investments. The increase in net operating assets was primarily due to an increase of $6.2 million in accounts receivable, a $3.9 million increase in prepaid expenses and other current assets, a $1.6 million increase in other non-current assets, and an increase of $1.7 million in accounts payable, partially offset by a $7.4 million decrease in accrued expenses and other current liabilities and a $1.0 million decrease in operating lease liabilities.

Net cash used in operating activities during the three months ended March 31, 2025 was $13.2 million, attributable to a net loss of $32.3 million and a net change in operating assets and liabilities of $2.5 million, partially offset by non-cash charges of $16.7 million. The non-cash charges primarily consisted of $2.5 million in stock-based compensation expense, $9.0 million of change in fair value of derivative liability, $1.6 million of change in fair value of common stock warrant, $1.4 million of depreciation and amortization, $0.7 million of amortization of right-of-use asset, $0.5 million of non-cash interest charges and $1.0 million of amortization of debt discount and debt issuance costs. The increase in net operating assets was primarily due to an increase of $3.6 million in accounts receivable, a $0.4 million increase in prepaid expenses and other current assets, a $0.3 million increase in other non-current assets, a $9.3 million increase in accrued expenses and other current liabilities, a $1.6 million decrease in accounts payable and a $0.9 million decrease in operating lease liabilities.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2026 was $1.4 million, which consisted of $29.5 million in purchases of investments and $1.9 million in purchases of property and equipment, offset by $30.0 million in maturities of investments.

Net cash used in investing activities for the three months ended March 31, 2025 was $1.1 million consisting of purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended March 31, 2026 was $6.2 million, which consisted primarily of proceeds from the exercise of stock options and purchases under our employee stock purchase plan.

Net cash provided by financing activities during the three months ended March 31, 2025 consisted primarily of $73.9 million in net proceeds from the issuance of our 2025 Convertible Notes, $0.6 million in proceeds from the exercise of stock options, offset by $0.5 million in exit and prepayment penalty fees related to our 2024 Term Loan and $1.0 million in payments of deferred IPO offering costs.

Contractual Obligations and Commitments

Our contractual commitments will have an impact on our future liquidity. Our material commitments include future payments on non-cancellable facility leases and the sublease of our Mountain View, California facility lease as disclosed in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and our royalty obligations for exclusive technology licensing agreements. There have been no other material changes to our contractual obligations from those described in our Annual Report on Form 10-K filed with the SEC on March 18, 2026.

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

See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about our significant accounting policies and estimates used in the preparation of our condensed consolidated financial statements. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on March 18, 2026.

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

Interest rate risk

As of March 31, 2026, we had cash, cash equivalents and investments of $254.9 million, which consisted of bank deposits, money market funds, U.S. government securities, U.S. treasury bills, commercial paper, corporate bonds/notes, asset-backed securities and agency bonds/notes.

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

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our investments as of March 31, 2026. While we believe our cash, cash equivalents, and investments do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value.

Credit risk

Our cash and cash equivalents, which at times may exceed federally insured limits, are maintained with large financial institutions. As of the issuance date of the financial statements included in this report, we have not experienced any losses on our deposits and all of our cash deposits have been accessible to us. As of March 31, 2026, our cash equivalents and investments are invested in highly rated money market funds, U.S. treasury bills, U.S. government securities, commercial paper, corporate bonds/notes, asset-backed securities and agency bonds/notes. Uncertain financial markets, or a U.S. sovereign default or threat thereof, could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of securities in our investments could deteriorate and may have an adverse impact on the carrying value of these investments.

Our accounts receivable primarily relate to revenue from the sale of our products to medical providers. No customer represented 10% or more of our accounts receivable as of March 31, 2026 and December 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On April 13, 2026, we filed a patent infringement lawsuit against Cleerly, Inc. in the United States District Court for the Eastern District of Texas. The complaint seeks permanent injunctive relief and damages arising from Cleerly’s unauthorized and continued use of Heartflow’s patented technology. Heartflow asserts that Cleerly’s Ischemia, Plaque Analysis, and Compare products infringe six of Heartflow’s patents with priority dates from 2012 to 2018, protecting Heartflow innovations developed years before the introduction of any Cleerly product.

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

Item 1A. Risk Factors

We have described under the heading “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 18, 2026 a number of risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. There have been no material changes from these risk factors previously described in our Annual Report on Form 10-K filed with the SEC on March 18, 2026. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem not material may also adversely affect our business, financial condition, results of operations or the market price of our common stock.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 (c) trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibit Index

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference, into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit number	Exhibit description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-42790	3.1	8/11/2025
3.2	Amended and Restated Bylaws.	8-K	001-42790	3.2	8/11/2025
10.1†+	Sublease, dated March 10, 2026, by and between Heartflow, Inc. (Sublandlord) and Glean Technologies, Inc. (Subtenant).
31.1+	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) is the type that the Registrant treats as private or confidential.

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

HEARTFLOW, INC.

Date: May 14, 2026	By:	/s/ John C.M. Farquhar
John C.M. Farquhar
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Vikram Verghese
Vikram Verghese
Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2026	By:	/s/ Mhairi L. Jones
Mhairi L. Jones
Chief Accounting Officer
(Principal Accounting Officer)