Form 10-Q
period 2026-06-30
Heartflow, Inc.
filed 2026-08-13
CIK 1464521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 86,953,627.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. Forward-looking statements involve known and unknown risks and uncertainties and are subject to other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, we have incurred significant net losses since our inception, we expect to incur additional substantial losses in the foreseeable future and we may not be able to achieve or sustain profitability; our revenue is currently generated almost entirely from the sales of two products, Heartflow FFRCT Analysis and Heartflow Plaque Analysis, and we are therefore highly dependent on the success of this product, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and any growth; if healthcare providers are unwilling to change their standard practice regarding the evaluation of CAD, our business, financial condition, results of operations and prospects will be adversely affected; if third-party payors, including government payors, do not cover and provide adequate reimbursement for the Heartflow Platform, or if existing payment amounts are reduced or coding policies change, adoption of the Heartflow Platform by healthcare providers may be negatively impacted, and our business, financial condition, results of operations and prospects will be adversely affected; we face risks associated with a concentrated customer base; we face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may develop products that are more effective, accurate, reliable, cost-effective or more advanced than ours, which may harm our financial condition, and if we are unable to compete successfully or our potential market share is reduced, we may be unable to increase or sustain our revenue or achieve profitability; the commercialization of Heartflow Plaque Analysis is nascent, and we may not be able to achieve or maintain sufficient market acceptance or the levels of utilization we expect from Heartflow Plaque Analysis or any other future product; we face risks associated with our use and development of AI models, which may result in operational challenges, legal liability, reputational concerns and competitive risks; if we fail to properly manage our future growth, our business could suffer; our business could be disrupted by catastrophic events; we depend on our information technology systems, and any failure of these systems could harm our business and adversely affect our business and operating results; our networks and those of our third-party service providers may become the target of bad actors or security breaches that we cannot anticipate or successfully defend, which could have an adverse impact on our business; we face extensive regulatory requirements to bring our products to market, and our failure to receive and maintain regulatory clearances or approvals of our current and future products in the United States or abroad or to comply with medical device regulatory requirements could adversely affect our business; if we are unable to obtain and maintain sufficient intellectual property rights, or the scope of our rights is not sufficiently broad, third parties could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be adversely affected; and those factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2026, as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent periodic reports on Form 10-Q and Form 10-K we file with the SEC. We qualify all of our forward-looking statements by these cautionary statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Heartflow, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$34,362	$44,776
Short-term investments	128,189	132,010
Accounts receivable, net of allowance for credit losses of $626 at June 30, 2026 and December 31, 2025	42,761	29,343
Prepaid expenses and other current assets	18,657	14,075
Total current assets	223,969	220,204
Long-term investments	84,289	103,365
Property and equipment, net	9,646	8,587
Operating lease right-of-use assets	15,236	17,488
Restricted cash, non-current	4,702	4,709
Other non-current assets	6,621	5,099
Total assets	$344,463	$359,452

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,937	$3,169
Accrued expenses and other current liabilities	32,367	33,279
Operating lease liabilities, current	6,784	5,922
Total current liabilities	44,088	42,370
Operating lease liabilities, non-current	20,343	16,132
Other non-current liabilities	305	303
Total liabilities	64,736	58,805
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 86,717,381 and 85,280,597 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	87	85
Additional paid-in capital	1,411,411	1,388,737
Accumulated other comprehensive loss	(898)	(425)
Accumulated deficit	(1,130,873)	(1,087,750)
Total stockholders’ equity	279,727	300,647
Total liabilities and stockholders’ equity	$344,463	$359,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartflow, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$64,082	$43,424	$116,669	$80,629
Cost of revenue	10,892	10,646	21,315	19,910
Gross profit	53,190	32,778	95,354	60,719
Operating expenses:
Research and development	26,261	15,032	47,881	28,956
Selling, general and administrative	44,829	31,461	87,395	62,980
Asset impairment charge	—	—	7,482	—
Total operating expenses	71,090	46,493	142,758	91,936
Loss from operations	(17,900)	(13,715)	(47,404)	(31,217)
Interest income	2,305	635	4,769	1,178
Interest expense	—	(6,621)	(3)	(11,714)
Change in fair value of common stock warrant liability	—	(863)	—	(2,469)
Change in fair value of derivative liability	—	11,538	—	2,493
Other income (expense), net	(126)	(111)	(440)	247
Loss before provision for income taxes	(15,721)	(9,137)	(43,078)	(41,482)
Provision for income taxes	(22)	(59)	(45)	(59)
Net loss	$(15,743)	$(9,196)	$(43,123)	$(41,541)
Comprehensive loss:
Net loss	$(15,743)	$(9,196)	$(43,123)	$(41,541)
Other comprehensive loss:
Foreign currency translation gain (loss)	(9)	291	253	55
Unrealized loss on investments, net	(204)	—	(726)	—
Total comprehensive loss	$(15,956)	$(8,905)	$(43,596)	$(41,486)

Net loss per share, basic and diluted	$(0.18)	$(1.46)	$(0.50)	$(6.66)
Weighted-average shares used to compute net loss per share, basic and diluted	86,398,778	6,316,315	86,021,323	6,240,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartflow, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2025	85,280,597	$85	$1,388,737	$(425)	$(1,087,750)	$300,647
Issuance of common stock upon exercise of stock options	592,387	1	3,341	—	—	3,342
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	28,740	—	(473)	—	—	(473)
Issuance of common stock under employee stock purchase plan	203,566	—	3,288	—	—	3,288
Stock-based compensation expense	—	—	6,554	—	—	6,554
Unrealized loss on investments, net	—	—	—	(522)	—	(522)
Foreign currency translation gain	—	—	—	262	—	262
Net loss	—	—	—	—	(27,380)	(27,380)
Balances as of March 31, 2026	86,105,290	86	1,401,447	(685)	(1,115,130)	285,718
Issuance of common stock upon exercise of stock options	546,091	1	3,225	—	—	3,226
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	66,000	—	(1,173)	—	—	(1,173)
Stock-based compensation expense	—	—	7,912	—	—	7,912
Unrealized loss on investments, net	—	—	—	(204)	—	(204)
Foreign currency translation loss	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(15,743)	(15,743)
Balances as of June 30, 2026	86,717,381	$87	$1,411,411	$(898)	$(1,130,873)	$279,727

	Redeemable Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances as of December 31, 2024	122,231,454	$768,566	6,122,048	$6	$112,241	$(772)	$(970,959)	$(859,484)
Issuance of common stock upon exercise of stock options	—	—	130,813	—	578	—	—	578
Stock-based compensation expense	—	—	—	—	2,492	—	—	2,492
Foreign currency translation loss	—	—	—	—	—	(236)	—	(236)
Net loss	—	—	—	—	—	—	(32,345)	(32,345)
Balances as of March 31, 2025	122,231,454	768,566	6,252,861	6	115,311	(1,008)	(1,003,304)	(888,995)
Issuance of common stock upon exercise of stock options	—	—	136,583	—	852	—	—	852
Stock-based compensation expense	—	—	—	—	2,253	—	—	2,253
Foreign currency translation gain	—	—	—	—	—	291	—	291
Net loss	—	—	—	—	—	—	(9,196)	(9,196)
Balances as of June 30, 2025	122,231,454	$768,566	6,389,444	$6	$118,416	$(717)	$(1,012,500)	$(894,795)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartflow, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(43,123)	$(41,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,643	2,767
Stock-based compensation expense	14,466	4,745
Asset impairment charge	7,482	—
Amortization of debt discount and debt issuance costs	—	3,765
Amortization of right-of-use asset	2,054	1,472
Accretion of discounts on investments, net	(1,439)	—
Change in fair value of common stock warrant liability	—	2,469
Change in fair value of derivative liability	—	(2,493)
Non-cash interest charges	—	1,110
Change in allowance for credit losses	—	(171)
Changes in assets and liabilities:
Accounts receivable	(13,418)	(4,877)
Prepaid expenses and other current assets	(4,582)	(2,413)
Other non-current assets	(1,522)	(1,883)
Accounts payable	1,743	(1,433)
Accrued expenses and other current liabilities	(912)	(267)
Operating lease liabilities	(2,075)	(1,787)
Other non-current liabilities	2	67
Net cash used in operating activities	(38,681)	(40,470)
Cash flows from investing activities:
Purchase of property and equipment	(3,813)	(1,891)
Purchase of investments	(45,313)	—
Maturities of investments	68,923	—
Net cash provided by (used in) investing activities	19,797	(1,891)
Cash flows from financing activities:
Proceeds from convertible notes offering, net of issuance costs	—	72,813
Proceeds from exercise of stock options	6,568	1,430
Issuance of common stock under employee stock purchase plan	3,288	—
Payments of exit, prepayment penalty and lender fees	—	(1,066)
Payment of taxes related to vested restricted stock units	(1,646)	—
Payment of deferred offering costs	—	(2,028)
Net cash provided by financing activities	8,210	71,149
Effect of foreign exchange rates	253	55
Net increase (decrease) in cash and cash equivalents	(10,421)	28,843
Balance, beginning of period	49,485	55,842
Balance, end of period	$39,064	$84,685

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$6,728
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$25	$26
Right-of-use asset obtained in exchange for lease obligation	$7,148	$561
Conversion of term loan principal to convertible notes	$—	$23,000
Issuance of convertible notes to certain employees in lieu of cash compensation	$—	$1,353
Reclassification of term loan debt discount to convertible notes debt discount	$—	$239
Unpaid deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$2,205
Unpaid convertible notes issuance costs included in accounts payable and accrued expenses and other current liabilities	$—	$83

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

The Company had the following wholly-owned subsidiaries as of June 30, 2026:

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

Initial Public Offering

On August 11, 2025, the Company completed its IPO of 19,166,667 shares of its common stock, which included an additional 2,500,000 shares of common stock purchased by the underwriters pursuant to their option to purchase additional shares, at a price to the public of $19.00 per share. The gross proceeds to the Company from the IPO were approximately $364.2 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company of $31.8 million. Immediately prior to the closing of the Company’s IPO, all of the outstanding shares of the Company’s redeemable convertible preferred stock converted into shares of the Company’s common stock. Additionally, upon the closing of the Company’s IPO, the aggregate outstanding principal balance under the 2025 Convertible Notes (as defined in Note 9) automatically converted into shares of the Company’s common stock.

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Liquidity

The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $1.1 billion as of June 30, 2026. The Company expects to incur losses for the foreseeable future. Historically, the Company’s activities have been financed through sales of shares of redeemable convertible preferred stock, common stock and convertible promissory notes, borrowings under term loans and revenue received from customers.

As of June 30, 2026, the Company had $246.8 million in cash, cash equivalents and investments in available-for-sale securities.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s consolidated financial position as of June 30, 2026, and the results of its operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. The condensed consolidated balance sheet at December 31, 2025, was derived from audited annual consolidated financial statements but does not contain all of the footnote disclosures from the annual financial statements. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period and should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2026.

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

The Company’s measure of segment profit or loss is consolidated net loss, which is used by the CODM to measure actual results versus expectations, set performance metrics, and develop the annual budget to achieve the Company’s long-term objectives. Significant segment expenses within consolidated net loss includes cost of revenue, research and development, selling, general and administrative expenses and asset impairment charge, which are each separately presented on the Company’s condensed consolidated statements of operations and comprehensive loss. Other expense items that are presented on the condensed consolidated statements of operations include interest income, interest expense, change in fair value of common stock warrant liability, change in fair value of derivative liability, other income (expense), net, and provision for income taxes.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment and includes a reconciliation to the consolidated net loss shown in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$64,082	$43,424	$116,669	$80,629
Less(1):
Cost of revenue	10,892	10,646	21,315	19,910
Research and development	26,261	15,032	47,881	28,956
Selling, general and administrative expenses:
Sales and marketing	30,581	22,966	60,536	44,600
General and administrative	14,248	8,495	26,859	18,380
Asset impairment charge	—	—	7,482	—
Loss from operations	(17,900)	(13,715)	(47,404)	(31,217)
Other income (expense), net(2)	2,179	4,578	4,326	(10,265)
Provision for income taxes	(22)	(59)	(45)	(59)
Segment net loss	$(15,743)	$(9,196)	$(43,123)	$(41,541)

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the total shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2026	2025
Cash and cash equivalents	$34,362	$80,210
Restricted cash	4,702	4,475
Total cash, cash equivalents and restricted cash	$39,064	$84,685

As of June 30, 2026 and December 31, 2025, restricted cash primarily represents deposits held as security in connection with the Company’s facility lease agreements.

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

A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the investment. The Company evaluates the securities in an unrealized loss position for expected credit losses by considering factors such as historical experience, market data, issuer-specific factors, current economic conditions and credit ratings. The Company did not recognize any credit losses on its available-for-sale securities during the three and six months ended June 30, 2026, and there were no impairment charges for unrealized losses during the period. The Company had no investments during the three and six months ended June 30, 2025.

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

As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s financial instruments carried at amortized cost, including cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities and market interest rates, if applicable.

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

No single customer represented more than 10% of the Company’s revenue during the three and six months ended June 30, 2026 and 2025.

No single customer represented more than 10% of the Company’s accounts receivable as of June 30, 2026 and December 31, 2025.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment, for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining useful life of the long-lived assets in measuring whether they are recoverable. If the asset or asset group is not recoverable, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset or asset group. During the six months ended June 30, 2026, the Company recognized an asset impairment charge of $7.5 million. See Note 6 for additional information. There were no long-lived asset impairments during the three months ended June 30, 2026 and during the three and six months ended June 30, 2025.

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time.

An ROU asset and corresponding lease liability are recorded on the condensed consolidated balance sheets based on the present value of lease payments over the lease term. An ROU asset represents the right to control the use of an identified asset over the lease term, and a lease liability represents the obligation to make lease payments arising from the lease. Leases with an initial term of 12 months or less are not recorded in the condensed consolidated balance sheets. The Company uses its incremental borrowing rate to determine the present value of lease payments, as the discount rate implicit in the lease is not readily available. The lease terms used to calculate the ROU asset and related lease liabilities include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company elected to account for contracts that contain lease and non-lease components as a single lease component. For the three and six months ended June 30, 2026 and 2025, the Company’s only leases were for its facilities, which are classified as operating leases with lease expense recognized on a straight-line basis over the lease term. Variable lease costs, which primarily consist of common area maintenance, taxes, and utility charges, are expensed as incurred. The Company does not have any finance leases.

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

Cost of Revenue

Cost of revenue consists of personnel and related expenses, including stock-based compensation costs, primarily related to the Company’s production team. Additional costs include third-party hosting fees, amortization of capitalized internal-use software, amortization of contract fulfillment costs as well as royalties associated with technology licenses used in connection with the delivery of the Company’s product and allocated overhead, which includes facilities expenses, equipment, depreciation and technology services. These costs are partially offset by capitalized contract fulfillment costs. The role of the production team is to support the Company’s patient case volume revenue by performing defined quality-related activities on CCTA scans submitted by its customers for analysis. The portion of these costs that supports patient case volume revenue is recorded as cost of revenue. The production team also supports activities in the Company’s clinical trials and research and development, which are allocated as research and development expense.

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

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currency. For all non-functional currency balances, the remeasurement of such balances to the functional currency results in either a foreign exchange transaction gain or loss, which is recorded within other income, net within the condensed consolidated statements of operations and comprehensive loss. The Company recognized a foreign exchange transaction gain (loss) of $(110,000) and $110,000 during the three months ended June 30, 2026 and 2025, respectively, and $(528,000) and $(247,000) during the six months ended June 30, 2026 and 2025, respectively. The Company recognized $(9,000) and $291,000 during the three months ended June 30, 2026 and 2025, respectively, and $253,000 and $55,000 during the six months ended June 30, 2026 and 2025, respectively, of foreign currency translation gain (loss) in the condensed consolidated statements of operations and comprehensive loss related to foreign subsidiaries which have local functional currencies.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the redeemable convertible preferred stock, common stock warrants, common stock options and restricted stock units are considered to be potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss position during the three and six months ended June 30, 2026 and 2025.

Prior to the IPO, basic and diluted net loss per share was presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock and common stock subject to repurchase were considered participating securities. The Company’s participating securities did not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders.

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

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for nonpublic companies.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification Topic 606: Revenue from Contracts with Customers. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This ASU was effective for the Company on January 1, 2026. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments may be applied either (i) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (ii) retrospectively to all prior periods presented in the financial statements. While adoption of this pronouncement will require additional income statement expense disclosures, it is not expected to have a material effect on the Company’s consolidated financial statements.

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

3. Revenue and Contract Balances

Disaggregation of Revenue

The following table summarizes total revenue from customers by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$60,311	$39,987	$109,298	$74,285
Rest of World	3,771	3,437	7,371	6,344
Total revenue	$64,082	$43,424	$116,669	$80,629

Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer.

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Contract Balances

Unbilled receivables included within accounts receivable on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 was $506,000 and $814,000, respectively.

The following table provides the breakdown of capitalized contract costs on the condensed consolidated balance sheets (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2026	2025
Balance at beginning of period	$10,929	$6,154
Contract costs capitalized	8,103	10,795
Contract costs amortized	(4,652)	(6,020)
Balance at end of period	$14,380	$10,929

The following table provides the breakdown of contract liabilities included within accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2026	2025
Balance at beginning of period	$327	$182
Contract liabilities added	267	279
Contract liabilities recognized as revenue	(143)	(134)
Balance at end of period	$451	$327

4. Fair Value Measurement

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Money market funds, included in cash equivalents	$23,069	$—	$—	$23,069
Money market funds, included in restricted cash, non-current	4,702	—	—	4,702
U.S. government securities	—	71,361	—	71,361
U.S. treasury bills	—	4,952		4,952
Corporate bonds/notes	—	66,742	—	66,742
Agency bonds/notes	—	43,999	—	43,999
Asset-backed securities	—	17,544	—	17,544
Commercial paper	—	7,880	—	7,880
Total	$27,771	$212,478	$—	$240,249

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value using significant unobservable inputs (Level 3) and the change in fair value during the year ended December 31, 2025 (in thousands):

Common Stock Warrant Liability
Fair value as of January 1, 2025	$20,835
Change in fair value	43,894
Reclassification to common stock upon net exercise	(64,729)
Fair value as of December 31, 2025	$—

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

5. Balance Sheet Components

Investments

The fair value of the Company’s available-for-sale investments and restricted cash as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	June 30, 2026
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Assets
Money market funds, included in cash equivalents	$23,069	$—	$—	$23,069
Money market funds, included in restricted cash, non-current	4,702	—	—	4,702
U.S. government securities	71,521	—	(160)	71,361
U.S. treasury bills	4,954	—	(2)	4,952
Corporate bonds/notes	66,866	—	(124)	66,742
Agency bonds/notes	44,236	—	(237)	43,999
Asset-backed securities	17,584	—	(40)	17,544
Commercial paper	7,886	—	(6)	7,880
Total	$240,818	$—	$(569)	$240,249

Classified as:
Cash equivalents				$23,069
Short-term investments				128,189
Long-term investments				84,289
Restricted cash				4,702
Total				$240,249

	December 31, 2025
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Assets
Money market funds, included in cash equivalents	$27,806	$—	$—	$27,806
Money market funds, included in restricted cash, non-current	4,709	—	—	4,709
U.S. government securities	81,385	94	—	81,479
U.S. treasury bills	39,568	25		39,593
Corporate bonds/notes	57,564	19	(12)	57,571
Agency bonds/notes	25,147	7	(3)	25,151
Asset-backed securities	21,689	22	—	21,711
Commercial paper	9,868	2	—	9,870
Total	$267,736	$169	$(15)	$267,890

Classified as:
Cash equivalents				$27,806
Short-term investments				132,010
Long-term investments				103,365
Restricted cash				4,709
Total				$267,890

The following table summarizes the fair value of the Company’s cash equivalents, restricted cash and available-for-sale investments classified by maturity as of June 30, 2026 (in thousands):

	June 30, 2026	December 31, 2025
Amounts maturing within one year	$151,258	$159,816
Amounts maturing after one year through two years	84,289	103,365
Amounts maturing after two years	4,702	4,709
Total	$240,249	$267,890

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Available-for-sale investments held as of June 30, 2026 and December 31, 2025 had a weighted average days to maturity of 300 days and 346 days, respectively.

The following table presents the Company’s available-for-sale investments that were in an unrealized loss position as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Less than 12 months		Less than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Assets
U.S. government securities	$544	$(160)	$—	$—
U.S. treasury bills	—	(2)	—	—
Corporate bonds/notes	527	(124)	26,716	(12)
Agency bonds/notes	484	(237)	3,995	(3)
Asset-backed securities	32	(40)	—	—
Commercial paper	—	(6)	—	—
Total	$1,587	$(569)	$30,711	$(15)

As of June 30, 2026 and December 31, 2025, unrealized losses on the Company’s available-for-sale investments were primarily attributable to changes in interest rates and were not due to credit risk. The Company intends to hold these investments to maturity and no allowance for credit loss was recorded as of June 30, 2026 and December 31, 2025. There were no available-for-sale investments in an unrealized loss position greater than twelve months as of June 30, 2026 or December 31, 2025.

Allowance for Credit Losses

The following table presents a reconciliation of the allowance for credit losses (in thousands):

	June 30,	December 31,
	2026	2025
Balance at beginning of period	$626	$814
Additions	—	—
Write-offs	—	(188)
Balance at end of period	$626	$626

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid expenses	$7,403	$5,964
Contract costs, current	9,206	6,669
Other	2,048	1,442
Total prepaid expenses and other current assets	$18,657	$14,075

Property and equipment, net

Property and equipment consisted of the following (in thousands):

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	June 30,	December 31,
	2026	2025
Property and equipment at cost:
Computer equipment and software	$4,305	$4,223
Furniture, fixtures and equipment	3,548	2,114
Capitalized internal-use software	14,119	12,529
Leasehold improvements	2,462	2,086
Construction in progress	360	140
Total property and equipment	24,794	21,092
Less: Accumulated depreciation and amortization	(15,148)	(12,505)
Property and equipment, net	$9,646	$8,587

The Company capitalized certain internal-use software costs related to internal-use software development efforts totaling $495,000 and $591,000, including stock-based compensation of $3,000 and $5,000, during the three months ended June 30, 2026 and 2025, respectively, and $1.6 million and $1.5 million, including stock-based compensation of $9,000 and $11,000, during the six months ended June 30, 2026 and 2025, respectively. Amortization of capitalized internal-use software totaled $831,000 and $1.0 million for the three months ended June 30, 2026 and 2025, respectively, and $1.9 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively.

Depreciation and amortization expense related to property and equipment, excluding capitalized internal-use software, was $389,000 and $389,000 for the three months ended June 30, 2026 and 2025, respectively, and $748,000 and $759,000 for the six months ended June 30, 2026 and 2025, respectively.

Other Non-Current Assets

Other non-current assets are comprised of the following (in thousands):

	June 30,	December 31,
	2026	2025
Contract costs, net	$5,174	$4,260
Other	1,447	839
Total other non-current assets	$6,621	$5,099

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued payroll and related expenses	$25,374	$28,150
Customer contract and rebate liabilities	861	1,162
Accrued royalty	1,606	864
Accrued professional fees	1,032	627
Accrued clinical trial expenses	1,221	550
Other	2,273	1,926
	$32,367	$33,279

6. Leases

The Company leases office space in Mountain View, Santa Rosa, San Francisco and Rohnert Park, California, Austin, Texas, and Tokyo, Japan.

Mountain View, California

In August 2021, the Company entered into a facility lease agreement for approximately 61,000 rentable square feet in Mountain View, California through August 2030. In connection with the lease, the Company established a standby

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

letter of credit for the benefit of the landlord in the amount of $4.3 million in August 2021, which is classified as non-current restricted cash on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

In March 2026, the Company entered into a sublease agreement (the “Sublease”) with a third-party subtenant to sublease its Mountain View, California facility. The initial term of the Sublease commenced in April 2026 and continues until August 2030, consistent with the remaining term of the Company’s Master Lease, with 52% occupancy of the facility beginning April 2026 and full occupancy by March 2027. As of June 30, 2026, annual base rent due under the Sublease is $576,000 in 2026, $1.1 million in 2027, $2.3 million in 2028, $2.4 million in 2029 and $1.6 million in 2030. Sublease income is recognized on a straight-line basis over the Sublease term and is recorded as a reduction to rent expense within selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The subtenant is obligated to pay its ratable portion of operating costs, annual tax costs and all utility costs attributable to the facility during the term of the Sublease. The subtenant provided the Company with a letter of credit in the amount of $0.8 million in place of a security deposit.

In connection with the Sublease, the Company evaluated the associated ROU asset and leasehold improvements for impairment as the substantially lower sublease income indicated that the carrying amount of such assets may not be recoverable. The Company compared the carrying value of the impacted assets to the fair value based on the Company’s estimate of discounted future cash flows to determine the impairment amount and recognized an asset impairment charge of $7.5 million in March 2026, of which $7.4 million was attributable to the ROU asset and $136,000 was attributable to leasehold improvements.

Santa Rosa, California

In October 2024, the Company entered into an agreement to sublease approximately 4,000 rentable square feet of office space in Santa Rosa, California for 29 months through March 2027. In connection with this sublease, the Company paid a security deposit of $8,000 and recorded an ROU asset and lease liability of $169,000.

San Francisco, California

In July 2025, the Company entered into an agreement to sublease approximately 8,100 rentable square feet of office space in San Francisco, California for 39 months through January 2029. In connection with this sublease, the Company paid a security deposit of $90,000 and recorded an ROU asset and lease liability of $1,254,000. On March 17, 2026, the Company amended the lease agreement to include an additional 5,018 rentable square feet and to extend the term for a period of 51 months through August 2030. In connection with this amendment, the Company paid an additional security deposit of $62,000 and recorded an ROU asset of $1,872,000 and lease liability of $1,845,000 at the commencement of the amended lease in June 2026.

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

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Austin, Texas

In September 2025, the Company amended the lease for its Austin, Texas facility, which provides for approximately 26,000 square feet of space, to extend the lease term an additional 12 months through December 2026 and recorded an ROU asset and lease liability of $561,000 in connection with the lease extension. In January 2026, the Company amended the lease to extend the lease term an additional 51 months through March 2031, with the option to extend for two additional three-year periods. In connection with the lease amendment, the Company recorded an ROU asset and lease liability of $2.5 million. The lease amendment also provided for a tenant improvement allowance of $71,000. A security deposit of $150,000 was recorded as non-current restricted cash as of June 30, 2026 and December 31, 2025, on the condensed consolidated balance sheets related to this lease.

Tokyo, Japan

The Company had one non-cancellable operating lease for its facility in Tokyo, Japan, which was set to expire in November 2024. In April 2024, the Company entered into an agreement to extend the lease for an additional three years through November 2027. In connection with the amended lease agreement, the Company recorded an ROU asset and lease liability of $420,000.

Operating lease cost consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$1,626	$1,267	$3,074	$2,518
Variable lease cost	259	293	598	656
Sublease income	(389)	—	(389)	—
Total lease cost	$1,496	$1,560	$3,283	$3,174

Cash paid for amounts included in the measurement of operating lease liabilities was $1.6 million and $1.4 million during the three months ended June 30, 2026 and 2025, respectively, and $3.1 million and $2.8 million during the six months ended June 30, 2026 and 2025, respectively.

The following table summarizes the maturities of the aggregate lease payments under the Company’s operating lease liabilities as of June 30, 2026 (in thousands):

Year Ending December 31:	Amount
2026	$3,545
2027	7,171
2028	7,403
2029	7,675
2030	5,770
2031 and after	696
Total minimum lease payments	32,260
Less: Amount of lease payments representing interest	5,133
Present value of future minimum lease payments	$27,127
Less: Current lease liabilities	6,784
Long-term lease liabilities	$20,343

The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted-average data):

	June 30,	December 31,
	2026	2025
Right-of-use asset	$15,236	$17,488
Weighted average remaining lease term (years)	4.3	4.3
Weighted average discount rate (percent)	8.6%	8.6%

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7. Commitments and Contingencies

Royalty Commitments

The Company has entered into various exclusive technology licensing agreements and other software licensing agreements. The terms of the agreements require the Company to make annual royalty payments in fixed amounts as well as certain milestone and revenue-based payments. The revenue-based royalty percentage is in the low single digits, subject to reductions and offsets in certain circumstances with a minimum royalty commitment of $50,000 annually. Future minimum royalty commitments due under the terms of these exclusive agreements as of June 30, 2026 are as follows (in thousands):

Year Ending December 31:	Amount
2026	$—
2027	50
2028	50
2029	50
2030	50
Thereafter	50
$250

The Company incurred royalty expense of $723,000 and $460,000 within cost of revenue on the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2026 and 2025, respectively, and $1.3 million and $874,000 for the six months ended June 30, 2026 and 2025, respectively.

Purchase Commitments

Open purchase commitments consist of agreements to purchase goods and services that are entered into in the ordinary course of business. These amounts were not recorded as liabilities on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 as the Company had not yet received the related goods or services. As of June 30, 2026, the Company had estimated open purchase commitments for goods and services of $6.6 million over the next three years.

Contingencies

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows, except as discussed below. The Company may pursue or be subject to litigation and other legal actions from time to time arising in the ordinary course of business, including intellectual property, products liability, breach of contract, commercial, employment, and other similar claims which could have an adverse impact on its reputation, business and financial condition and divert the attention of its management from the operation of its business. The Company discloses information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible and accrues a liability for such matters when it is probable that a loss may be incurred, and such losses can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosures as of June 30, 2026 and December 31, 2025.

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

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Patent Litigation

On April 13, 2026, the Company filed a patent infringement lawsuit against Cleerly, Inc. in the United States District Court for the Eastern District of Texas. The complaint seeks permanent injunctive relief and damages arising from Cleerly’s unauthorized and continued use of the Company’s patented technology. The Company asserts that Cleerly’s Ischemia, Plaque Analysis, and Compare products infringe six of its patents with priority dates from 2012 to 2018, protecting the Company’s innovations developed years before the introduction of any Cleerly product.

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

9. Convertible Notes

2025 Convertible Notes

In January and March 2025, the Company issued convertible promissory notes to various investors and certain employees in the aggregate amount of $98.3 million, which was comprised of $74.0 million in aggregate principal amount of notes issued for cash consideration, $1.3 million in aggregate principal amount of notes issued in lieu of cash compensation to certain employees and $23.0 million in aggregate principal amount of notes issued from the conversion of principal under the 2024 Term Loan. Net cash proceeds was $72.8 million after deducting $1.2 million of debt issuance costs.

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

Prior to its conversion upon the Company’s IPO, the 2025 Convertible Notes contained embedded derivative features, including conversion upon a change in control and automatic conversion upon completion of a qualified IPO, that were required to be bifurcated and accounted for separately as a single derivative instrument. The issuance date estimated fair values of the derivative liability was $11.1 million and $20.8 million in January and March 2025, respectively, which were accounted for as a debt discount. See Note 13 for additional information. The debt issuance costs and debt discount were classified as an offset to the 2025 Convertible Notes on the condensed consolidated balance sheets, and were accreted over the loan term using the effective interest method. Upon the closing of the Company’s IPO, the remaining unamortized debt discount and debt issuance costs of $28.8 million were reclassified to additional paid-in capital.

10. Redeemable Convertible Preferred Stock

Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 51,226,348 shares of common stock. Shares of Series A, Series B-1, Series B-2, Series C, Series D, Series E, Series F and Series F-1 outstanding redeemable convertible preferred stock converted into shares of common stock on a 0.342466:1, 0.403088:1, 0.403088:1, 0.576386:1, 0.646673:1, 0.695098:1, 0.342466:1, and 0.342466:1 basis, as adjusted for the Reverse Stock Split, respectively. As of December 31, 2025 and June 30, 2026, the Company does not have any convertible preferred stock issued or outstanding.

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11. Stockholders’ Equity

Preferred Stock

At June 30, 2026, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 50,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At June 30, 2026, under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 86,717,381 shares were issued and outstanding. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. As of June 30, 2026, no dividends have been declared to date. Each share of common stock is entitled to one vote.

Common stock reserved for future issuance, on an as-converted basis, consisted of the following:

	June 30,	December 31,
	2026	2025
Options to purchase common stock	9,716,691	10,003,254
Restricted stock units	1,836,862	907,703
Shares reserved for issuance under the Company's equity plans	15,689,694	14,085,870
Total	27,243,247	24,996,827

12. Common Stock Warrant Liability

During the three and six months ended June 30, 2025, the common stock warrant liabilities were remeasured to fair value, resulting in a loss of $863,000 and $2.5 million, respectively.

On October 22, 2025, Hayfin net exercised all common stock warrants outstanding for 1,646,317 shares of common stock. The common stock warrant liability was remeasured to fair value through the date of exercise, resulting in a loss of $43.9 million within the condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. The final fair value of $64.7 million was reclassified to stockholders’ equity on the date of exercise. As of June 30, 2026 and December 31, 2025, no warrants to purchase common stock were outstanding.

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

The issuance date estimated fair values of the derivative liability was $11.1 million and $20.8 million in January and March 2025, respectively, which were recorded as debt discounts. The derivative liability was remeasured to fair value at the end of each reporting period, resulting in a gain of $11.5 million and $2.5 million for the three and six months ended June 30, 2025, respectively, and through the date of its conversion to common stock upon the Company’s IPO. The aggregate estimated fair value of the derivative liability at the time of conversion was $24.6 million, based on the 20% discount from the IPO price, which was reclassified to additional paid-in capital.

14. Stock-Based Compensation Plans

In 2009, the Company adopted its 2009 Equity Incentive Plan which provided for the grant of stock options to the Company’s employees, members of the Board of Directors and consultants. Effective upon the Company’s IPO in August 2025, the Company’s Board of Directors approved the termination of the 2009 Equity Incentive Plan and the adoption of the 2025 Performance Incentive Plan (“2025 Plan”). Options granted under the 2025 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to employees. NSOs, Stock Appreciation Rights, Restricted Stock, and Restricted Stock Units (“RSUs”) may be granted to employees, members of the Board of Directors and consultants. A total of 17,346,193 shares of common stock were initially reserved for issuance pursuant to the 2025 Plan. In addition, the shares reserved for issuance under the 2025 Plan will also include shares reserved but not issued under the 2009 Equity Incentive Plan, plus any share awards granted under the 2009 Equity Incentive Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2025 Plan will also include an annual increase on the first day of each fiscal year beginning in fiscal 2026 equal to or greater than (i) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year less any Board of Directors-approved increase(s) during the preceding fiscal year; or (ii) an amount as determined by the Board of Directors.

Options under the 2009 Equity Incentive Plan and 2025 Plan have a term of ten years from the grant date. The option exercise price will be determined by the Board of Directors but will be no less than 100% of the fair market value per share on the date of grant. In addition, in the case of an ISO granted to an employee who owns stock representing more than 10% of the voting power of all classes of stock of the Company, the per share exercise price will be no less than 110% of the fair market value per share on the date of grant. Through June 30, 2026 and December 31, 2025, options granted generally vest over (i) four years with 25% vesting on the first anniversary of the issuance date and 1/48th per month thereafter or (ii) vesting monthly in equal installments over four years.

Stock option activity under the Company’s 2009 Equity Incentive Plan and 2025 Plan is set forth below (in thousands, except share and per share amounts):

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
Balance at December 31, 2025	10,003,254	$8.05	7.83	$211,109
Options granted	1,041,596	28.32
Options exercised	(1,138,478)	$5.77
Options forfeited	(189,681)	$10.76
Balance at June 30, 2026	9,716,691	$10.43	7.76	$184,110
Vested and exercisable, June 30, 2026	4,679,166	$6.60	6.95	$106,402
Vested and expected to vest, June 30, 2026	9,716,691	$10.43	7.76	$184,110

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2026 was $17.79 and $16.11 per share, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money at each reporting period. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2026 was $13.0 million and $25.2 million, respectively.

Restricted Stock Units

In August 2025, the Company began granting RSUs under the 2025 Plan. RSUs generally vest over four years in equal quarterly increments. The fair value of RSUs is based on the Company’s closing stock price on the date of grant. A summary of RSUs activity is set forth below:

		Weighted-
	Number of	Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested balance at December 31, 2025	907,703	$20.33
Awards granted	1,159,045	$28.00
Awards vested	(150,613)	$22.52
Awards canceled	(79,273)	$21.76
Unvested balance at June 30, 2026	1,836,862	$24.93

2025 Employee Stock Purchase Plan

Effective upon the Company’s IPO in August 2025, the Board of Directors adopted the 2025 Employee Stock Purchase Plan (“2025 ESPP”) under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 1,233,964 shares of common stock are reserved for issuance and will be increased on the first day of each fiscal year, beginning in 2026, by an amount equal to the lesser of (i) 1.0% of the issued and outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) an amount as determined by the Board of Directors. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2025 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”).

Stock-Based Compensation

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model based on the following assumptions:

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected life (in years)	5.6	6.0	6.0	6.0
Expected volatility	55.1%-55.2%	56.1%-56.6%	55.1%-57.1%	55.0%-56.6%
Risk-free interest rate	4.2%-4.3%	4.2%	3.9%-4.3%	4.1%
Dividend yield	—%	—%	—%	—%

The Company estimated the fair value of the shares to be issued under the Company’s 2025 ESPP using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Expected life (in years)	0.5	0.5
Expected volatility	55.1%	55.1%
Risk-free interest rate	3.7%	3.7%
Dividend yield	—%	—%

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

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Total stock-based compensation expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of revenue	$173	$45	$340	$102
Research and development	2,732	381	4,871	928
Selling, general and administrative	5,007	1,827	9,255	3,715
Total stock-based compensation expense	$7,912	$2,253	$14,466	$4,745

As of June 30, 2026, total unrecognized stock-based compensation costs related to unvested stock options was $38.4 million, which is expected to be recognized over a remaining weighted-average period of 3.06 years, a total of $43.1 million of unrecognized compensation costs related to unvested RSUs expected to be recognized over a period of approximately 3.54 years and $466,000 of unrecognized compensation costs related to the ESPP, which is expected to be recognized over 0.19 years.

15. Employee Retirement Plan

The Company has a qualified retirement plan under section 401(k) of the IRC under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make matching contributions of up to 4.0% of an employee’s eligible compensation, subject to conditions specified by the IRC. The Company’s matching contributions totaled $972,000 and $786,000 during the three months ended June 30, 2026 and 2025, respectively, and $2.3 million and $1.5 million during the six months ended June 30, 2026 and 2025, respectively.

16. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(15,743)	$(9,196)	$(43,123)	$(41,541)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	86,398,778	6,316,315	86,021,323	6,240,885
Net loss per share, basic and diluted	$(0.18)	$(1.46)	$(0.50)	$(6.66)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2026	2025
Redeemable convertible preferred stock	—	122,231,454
Outstanding options to purchase common stock	9,716,691	8,523,955
Unvested restricted stock units	1,836,862	—
Estimated ESPP	141,184	—
Common stock warrants	—	1,647,667
	11,694,737	132,403,076

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

17. Income Taxes

The Company had an effective tax rate of 0% for the three and six months ended June 30, 2026 and 2025. The Company continues to incur operating losses.

During the three and six months ended June 30, 2026 and 2025, the Company has evaluated all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

Overview

We provide software and artificial intelligence (“AI”) designed to deliver a more accurate and clinically effective non-invasive solution for diagnosing and managing coronary artery disease (“CAD”), a leading cause of death worldwide. As of June 30, 2026, our Heartflow Platform has been used to assess CAD in more than 750,000 patients, including 219,000 in 2025 alone. We believe that we are the most widely adopted AI-powered test for CAD. Our novel platform leverages AI and advanced computational fluid dynamics to create a personalized 3D model of a patient’s heart from a single coronary computed tomography angiography (“CCTA”), a specialized type of scan that provides detailed images of the heart’s arteries. Our Heartflow Platform delivers actionable insights on blood flow, stenosis, plaque volume and plaque composition thereby overcoming the limitations of traditional non-invasive imaging tests which rely on indirect measures of coronary disease and lead to higher false negative and false positive rates as demonstrated by our PRECISE trial. We believe the differentiated accuracy and clinical utility of our Heartflow Platform, along with its ability to enhance workflows, will continue to support our growth and advance the “CCTA + Heartflow” pathway as the definitive standard for the non-invasive diagnosis and management of CAD.

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

We have experienced considerable revenue growth since we began commercializing the Heartflow Platform in 2015, driven primarily by growth in our account base and increasing test volumes at accounts in our installed base. For the three months ended June 30, 2026 and 2025, we recognized revenue of $64.1 million and $43.4 million, respectively, and for the six months ended June 30, 2026 and 2025, we recognized revenue of $116.7 million and $80.6 million, respectively. Substantially all of our revenue is generated on a “pay-per-click” basis each time a physician chooses to review either our Heartflow FFRCT Analysis, Heartflow Plaque Analysis, or both, and we recognize usage-driven fee revenue upon delivery of the requested analysis to the physician. Heartflow FFRCT Analysis has served as our commercial foundation, representing substantially all of our total cumulative revenue to-date. Beginning in the fourth quarter of 2025, we increased our commercialization efforts for Heartflow Plaque Analysis in anticipation of expanded reimbursement coverage under CPT code 75577, which became effective on January 1, 2026. Heartflow Plaque Analysis is currently covered by five of the seven Medicare Administrative Contractors (“MACs”) with the remaining MACs providing coverage on a case-by-case basis and by a majority of commercial payors. Our Heartflow RoadMap Analysis is generally provided as a workflow efficiency tool to drive customer retention and loyalty and is not a stand-alone product.

Prior to our initial public offering (“IPO”), we primarily funded our operations with proceeds from sales of shares of our redeemable convertible preferred stock, common stock and convertible promissory notes, borrowings under our term loans and revenue received from our customers. As of June 30, 2026, we had $246.8 million in cash, cash equivalents and investments.

On August 11, 2025, we completed our IPO, in which we issued and sold 19,166,667 shares of our common stock, which included an additional 2,500,000 shares of common stock purchased by the underwriters pursuant to their option to purchase additional shares, at a price to the public of $19.00 per share. The cash proceeds from our IPO were approximately $332.4 million, net of underwriting discounts and commissions and offering costs of $31.8 million.

We have incurred significant operating losses and negative cash flows since our inception, and we expect to continue to incur losses as we grow and continue transitioning to now operating as a public company. Our net loss for the three months ended June 30, 2026 and 2025 was $15.7 million and $9.2 million, respectively, and $43.1 million and $41.5 million for the six months ended June 30, 2026 and 2025, respectively.

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

•Seasonality we experience throughout the year, in particular during the second half of the year, including due to staff availability, vacations, weather and other macroeconomic events.

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

	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026
Revenue cases	28,803	33,039	34,970	37,805	40,336	48,423	51,805	57,776	67,443	84,491

The period-to-period change in Heartflow revenue cases is an indicator of our ability to drive adoption and generate sales revenue and is helpful in tracking the progress of our business. We believe that Heartflow revenue cases are representative of our current business; however, we anticipate this metric may be substituted for additional or different metrics as our business grows.

Components of Our Results of Operations

Revenue

Substantially all of our revenue comprises usage-driven fees from accounts who order either our Heartflow FFRCT Analysis or our Heartflow Plaque Analysis, or both. We recognize usage-driven fee revenue upon delivery of the requested analysis to the physician. Key factors that drive our revenue include revenue case growth from our installed base, the success of our sales force in expanding adoption of the Heartflow Platform to new accounts and expanding the utilization of our system by accounts in our installed base. We consider an account that has our Heartflow solution deployed with the ability to send us CCTA images for processing as being part of our installed base. New accounts generally take 12 months to reach steady state FFRCT revenue case volumes. New accounts typically ramp to FFRCT utilization close to full patient applicability in the first year and remain at this level consistently. Our Heartflow FFRCT Analysis is indicated for patients with stenosis levels between 40% and 90%, and we believe approximately 33% of patients have this level of stenosis. We have also recently increased the number of accounts activated for Heartflow Plaque Analysis. Our Heartflow Plaque Analysis is applicable to approximately 60% of CCTAs, providing a substantially broader eligible utilization opportunity at each account. Plaque utilization is in the early stages of ramping, driven by both new account activations and expanding use within accounts already activated. We believe that Plaque Analysis utilization of eligible CCTAs will grow over time as physicians adopt it for a broader range of patients. Our Heartflow Plaque Analysis is indicated for patients with stenosis levels between 1% and 69%, and we believe approximately 60% of patients have this level of stenosis. Revenue cases generated from clinic or office-based accounts typically carry a lower pricing than hospital-based accounts. We expect the percentage of our revenue cases generated from clinic or office-based accounts to continue to increase over time.

The percentage of our U.S. revenue cases attributable to office and clinic-based accounts was 36% and 31% for the three months ended June 30, 2026 and 2025, respectively, and 36% and 31% for the six months ended June 30, 2026 and 2025, respectively.

While a single customer may include multiple accounts, no single customer accounted for 10% or more of our revenue during the three and six months ended June 30, 2026 and 2025. However, the decision-making function for some of these accounts is concentrated in a relatively small number of customers, such that the loss of one customer could result in a disproportionate loss across our accounts. As we expand the adoption of the Heartflow Platform, we expect a majority of new accounts to come from new customers, decreasing our customer concentration risk.

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

Operating Expenses

Research and development

Research and development expenses are incurred in connection with the advancement of the Heartflow Platform with the goal to introduce products, features and improvements aimed at increasing the value proposition for our customers by expanding its applicability to additional disease states and patient populations. Research and development expenses consist primarily of engineering, product development, consulting services, clinical studies to develop and support our products, regulatory activities, medical affairs, and other costs associated with products and technologies that are in development. Research and development expenses consist of personnel and related expenses, including stock-based compensation costs, clinical trials, third-party consulting costs, the portion of the costs incurred by our production team to support clinical trials and research and development efforts, and allocated overhead, including facilities expenses, equipment and depreciation. Our research and development team is comprised of PhD research scientists with expertise in AI-based algorithms and medical imaging, alongside software engineers skilled in cloud architecture, AI algorithms, machine and deep learning and 3D visualization, as well as product managers and designers who ensure optimal customer experience and design. We record research and development expenses in the periods in which they are incurred. We expect our research and development expenses to increase as we conduct clinical studies for expanded indications for use or to expand the addressable market populations for our products and to hire additional personnel to develop new product offerings and product enhancements. For example, in the second half of 2026, we expect to begin enrollment in three randomized clinical trials focused on high-risk asymptomatic subpopulations to expand the addressable market for our products.

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

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,		Change
	2026	2025	$	%
Revenue	$64,082	$43,424	$20,658	48%
Cost of revenue	10,892	10,646	246	2%
Gross profit	53,190	32,778	20,412	62%
Operating expenses:
Research and development	26,261	15,032	11,229	75%
Selling, general and administrative	44,829	31,461	13,368	42%
Total operating expenses	71,090	46,493	24,597	53%
Loss from operations	(17,900)	(13,715)	(4,185)	31%
Interest income (expense), net	2,305	(5,986)	8,291	(139)%
Other expense, net	(126)	10,564	(10,690)	(101)%
Loss before provision for income taxes	(15,721)	(9,137)	(6,584)	72%
Provision for income taxes	(22)	(59)	37	(63)%
Net loss	$(15,743)	$(9,196)	$(6,547)	71%

Revenue

Revenue increased $20.7 million, or 48%, to $64.1 million during the three months ended June 30, 2026, compared to $43.4 million during the three months ended June 30, 2025. The increase in revenue was primarily attributable to a 74% increase in revenue case volume, partially offset by a reduction in average sales price due to a higher percentage of revenue cases generated from clinic and office-based accounts and an increase in volume rebates. Revenue case volume for the three months ended June 30, 2026, benefited from the continued commercialization and account adoption of Heartflow Plaque Analysis. This growth was driven in part by expanded reimbursement coverage under CPT code 75577, which became effective on January 1, 2026.

Cost of revenue and gross margin

Cost of revenue increased $0.3 million, or 2%, to $10.9 million during the three months ended June 30, 2026, compared to $10.6 million during the three months ended June 30, 2025. This increase was primarily attributable to an increase of $0.1 million in personnel and related expenses, $0.4 million in third-party hosting fees, and $0.3 million in royalties, partially offset by a decrease of $0.2 million in computer hardware expenses and a net increase of $0.2 million in capitalized and amortized contract fulfillment costs. Personnel and related expenses included $0.2 million and $45,000 of stock-based compensation costs during the three months ended June 30, 2026 and 2025, respectively. Gross margin for the three months ended June 30, 2026 increased to 83% as compared to 75% for the three months ended June 30, 2025. The gross margin increase during the three months ended June 30, 2026 was primarily attributable to our increase in revenue case volume. We also benefited from the continued commercialization of Heartflow Plaque Analysis cases and from ongoing improvements in production team productivity driven by AI efficiency initiatives, partially offset by our continued investment in the hiring and training of additional personnel in our production team to support our increasing revenue case volume. Although we expect to continue to invest in the hiring and training of additional personnel in our production team, we expect our gross margin will continue to increase over the long term.

Research and development expenses

Research and development expenses increased $11.3 million, or 75%, to $26.3 million during the three months ended June 30, 2026, compared to $15.0 million during the three months ended June 30, 2025. The increase in research and development expenses was primarily attributable to an increase of $8.6 million in personnel and related expenses directly associated with an increase in headcount, $0.8 million in allocated overhead, $0.7 million in consulting and professional fees, $0.4 million in third-party hosting fees, $0.4 million in clinical trial expenses, and

$0.2 million in software-related costs. Personnel and related expenses included $2.7 million and $0.4 million of stock-based compensation costs during the three months ended June 30, 2026 and 2025, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $13.3 million, or 42%, to $44.8 million during the three months ended June 30, 2026, compared to $31.5 million during the three months ended June 30, 2025. The increase in selling, general and administrative expenses was primarily attributable to an increase of $8.8 million in personnel and related expenses directly associated with an increase in headcount, $3.1 million in professional fees, including legal, audit and consulting fees, $0.9 million in computer hardware and software-related costs, $0.5 million in advertising and other promotional expenses, $0.5 million in net amortization of capitalized acquisition and commissions costs, and $0.2 million in travel expenses, partially offset by a decrease of $0.8 million in direct and allocated facility and IT overhead costs. Personnel and related expenses included $5.0 million and $1.8 million of stock-based compensation costs for the three months ended June 30, 2026 and 2025, respectively.

Interest income (expense), net

Interest income (expense), net increased to income of $2.3 million during the three months ended June 30, 2026, compared to an expense of $6.0 million during the three months ended June 30, 2025. This change was mainly attributable to the repayment in full of our 2024 Term Loan in August 2025 and the conversion of our 2025 Convertible Notes to common stock upon our IPO in August 2025.

Other expense, net

Other expense, net increased to an expense of $0.1 million during the three months ended June 30, 2026, compared to income of $10.6 million during the three months ended June 30, 2025. The three months ended June 30, 2025 included a $0.9 million charge from the remeasurement and recognition of the change in fair value related to our common stock warrant liability offset by an $11.5 million benefit from the remeasurement and recognition of the change in fair value related to our derivative liability.

Provision for income taxes

Provision for income taxes was $22,000 for the three months ended June 30, 2026, compared to $59,000 for the three months ended June 30, 2025, which was related to our foreign taxes.

Comparison of Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,		Change
	2026	2025	$	%
Revenue	$116,669	$80,629	$36,040	45%
Cost of revenue	21,315	19,910	1,405	7%
Gross profit	95,354	60,719	34,635	57%
Operating expenses:
Research and development	47,881	28,956	18,925	65%
Selling, general and administrative	87,395	62,980	24,415	39%
Asset impairment charge	7,482	—	7,482	*
Total operating expenses	142,758	91,936	50,822	55%
Loss from operations	(47,404)	(31,217)	(16,187)	52%
Interest income (expense), net	4,766	(10,536)	15,302	(145)%
Other expense, net	(440)	271	(711)	(262)%
Loss before provision for income taxes	(43,078)	(41,482)	(1,596)	4%
Provision for income taxes	(45)	(59)	14	(24)%
Net loss	$(43,123)	$(41,541)	$(1,582)	4%

*:    Not Meaningful

Revenue increased $36.1 million, or 45%, to $116.7 million during the six months ended June 30, 2026, compared to $80.6 million during the six months ended June 30, 2025. The increase in revenue was primarily attributable to a 71% increase in revenue case volume, partially offset by a reduction in average sales price due to a higher percentage of revenue cases generated from clinic and office-based accounts and an increase in volume rebates. Revenue case volume for the six months ended June 30, 2026, benefited from the continued commercialization and account adoption of Heartflow Plaque Analysis. This growth was driven in part by expanded reimbursement coverage under CPT code 75577, which became effective on January 1, 2026.

Cost of revenue and gross margin

Cost of revenue increased $1.4 million, or 7%, to $21.3 million during the six months ended June 30, 2026, compared to $19.9 million during the six months ended June 30, 2025. This increase was primarily attributable to an increase of $2.1 million in personnel and related expenses, $0.7 million in third-party hosting fees, and $0.4 million in royalties, partially offset by a decrease of $0.1 million in computer hardware expenses and a net increase of $1.7 million in capitalized and amortized contract fulfillment costs. Personnel and related expenses included $0.3 million and $0.1 million of stock-based compensation costs during the six months ended June 30, 2026 and 2025, respectively. Gross margin for the six months ended June 30, 2026 increased to 82% as compared to 75% for the six months ended June 30, 2025. The gross margin increase during the six months ended June 30, 2026 was primarily attributable to our increase in revenue case volume. We also benefited from the continued commercialization of Heartflow Plaque Analysis and from ongoing improvements in production team productivity driven by AI efficiency initiatives, partially offset by our continued investment in the hiring and training of additional personnel in our production team to support our increasing revenue case volume. Although we expect to continue to invest in the hiring and training of additional personnel in our production team, we expect our gross margin will continue to increase over the long term.

Research and development expenses

Research and development expenses increased $18.9 million, or 65%, to $47.9 million during the six months ended June 30, 2026, compared to $29.0 million during the six months ended June 30, 2025. The increase in research and development expenses was primarily attributable to an increase of $14.7 million in personnel and related expenses directly associated with an increase in headcount, $1.5 million in consulting and professional fees, $1.1 million in allocated overhead, $0.6 million in third-party hosting fees, $0.4 million in software-related costs, $0.2 million in allocated production team costs to support clinical trials and research and development efforts, and $0.1 million in clinical trial expenses. Personnel and related expenses included $4.9 million and $0.9 million of stock-based compensation costs during the six months ended June 30, 2026 and 2025, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $24.4 million, or 39%, to $87.4 million during the six months ended June 30, 2026, compared to $63.0 million during the six months ended June 30, 2025. The increase in selling, general and administrative expenses was primarily attributable to an increase of $17.2 million in personnel and related expenses directly associated with an increase in headcount, $3.8 million in professional fees, including legal, audit and consulting fees, $1.5 million in computer hardware and software-related costs, $0.9 million in travel expenses, $0.9 million in advertising and other promotional expenses, and $0.5 million in net amortization of capitalized acquisition and commissions costs, partially offset by a decrease of $0.9 million in direct and allocated facilities and IT overhead costs. Personnel and related expenses included $9.3 million and $3.7 million of stock-based compensation costs for the six months ended June 30, 2026 and 2025, respectively.

Asset impairment charge

Asset impairment charge consists of a non-cash impairment charge related to the right-of-use asset and leasehold improvements for our Mountain View, California facility. In March 2026, we entered into a sublease agreement with a third-party subtenant to sublease this facility. We evaluated the associated right-of-use asset and leasehold improvements for impairment as the substantially lower sublease income indicated that the carrying amount of such assets may not be recoverable. We compared the carrying value of the impacted assets to the fair value to determine the impairment amount and recognized an asset impairment charge of $7.5 million in March 2026.

Interest income (expense), net

Interest income (expense), net increased to income of $4.8 million during the six months ended June 30, 2026, compared to an expense of $10.5 million during the six months ended June 30, 2025. This change was mainly attributable to the repayment in full of our 2024 Term Loan in August 2025 and the conversion of our 2025 Convertible Notes to common stock upon our IPO in August 2025.

Other expense, net

Other expense, net increased to an expense of $0.4 million during the six months ended June 30, 2026, compared to income of $0.3 million during the six months ended June 30, 2025. The six months ended June 30, 2025 included a $2.5 million charge from the remeasurement and recognition of the change in fair value related to our common stock warrant liability offset by a $2.5 million benefit from the remeasurement and recognition of the change in fair value related to our derivative liability.

Provision for income taxes

Provision for income taxes was $45,000 for the six months ended June 30, 2026, compared to $59,000 for the six months ended June 30, 2025, which was related to our foreign taxes.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2026, we had $246.8 million in cash, cash equivalents and investments and an accumulated deficit of $1.1 billion. Prior to our IPO, we primarily funded our operations with proceeds from sales of shares of our redeemable convertible preferred stock, common stock and convertible promissory notes, borrowings under our term loans and revenue received from our customers, which we expect to continue to be our primary source of future liquidity.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(38,681)	$(40,470)
Net cash provided by (used in) investing activities	19,797	(1,891)
Net cash provided by financing activities	8,210	71,149

Net cash used in operating activities

Net cash used in operating activities during the six months ended June 30, 2026 was $38.7 million, attributable to a net loss of $43.1 million and a net change in operating assets and liabilities of $20.8 million, partially offset by non-cash charges of $25.2 million. The non-cash charges primarily consisted of an asset impairment charge of $7.5 million, $14.5 million in stock-based compensation expense, $2.6 million of depreciation and amortization, $2.1 million of amortization of right-of-use asset and $1.4 million accretion of discounts on investments. The increase in net operating assets was primarily due to an increase of $13.4 million in accounts receivable, a $4.6 million increase in prepaid expenses and other current assets, a $1.5 million increase in other non-current assets, an increase of $1.7 million in accounts payable, a $0.9 million decrease in accrued expenses and other current liabilities, and a $2.1 million decrease in operating lease liabilities.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the six months ended June 30, 2026 was $19.8 million, which consisted of $45.3 million in purchases of investments and $3.8 million in purchases of property and equipment, offset by $68.9 million in maturities of investments.

Net cash used in investing activities for the six months ended June 30, 2025 was $1.9 million consisting of purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended June 30, 2026 was $8.2 million, which consisted primarily of proceeds from the exercise of stock options and purchases under our employee stock purchase plan.

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

Contractual Obligations and Commitments

Our contractual commitments will have an impact on our future liquidity. Our material commitments include future payments on non-cancellable facility leases and the sublease of our Mountain View, California facility lease and our royalty obligations for exclusive technology licensing agreements as disclosed in Notes 6 and 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no other material changes to our contractual obligations from those described in our Annual Report on Form 10-K filed with the SEC on March 18, 2026.

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

See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about our significant accounting policies and estimates used in the preparation of our condensed consolidated financial statements. There have been no significant and material changes in our critical accounting policies during the three and six months ended June 30, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on March 18, 2026.

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

Emerging growth company status continues until the earliest of: (i) December 31, 2030; (ii) the last day of the fiscal year in which the company has total annual gross revenue of at least $1.235 billion; (iii) the last day of the fiscal year in which the company is deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of its common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which the company issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. As of June 30, 2026, the end of our second fiscal quarter, the market value of our common stock held by non-affiliates exceeded $700.0 million and, as a result, we expect to qualify as a “large accelerated filer” as of the end of our fiscal year ended December 31, 2026 and will no longer be an “emerging growth company” at such time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities, credit risk, foreign currency exchange rate sensitivity and inflation risk.

Interest rate risk

As of June 30, 2026, we had cash, cash equivalents and investments of $246.8 million, which consisted of bank deposits, money market funds, U.S. government securities, U.S. treasury bills, commercial paper, corporate bonds/notes, asset-backed securities and agency bonds/notes.

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

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our investments as of June 30, 2026. While we believe our cash, cash equivalents, and investments do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value.

Credit risk

Our cash and cash equivalents, which at times may exceed federally insured limits, are maintained with large financial institutions. As of the issuance date of the financial statements included in this report, we have not experienced any losses on our deposits and all of our cash deposits have been accessible to us. As of June 30, 2026, our cash equivalents and investments are invested in highly rated money market funds, U.S. treasury bills, U.S. government securities, commercial paper, corporate bonds/notes, asset-backed securities and agency bonds/notes. Uncertain financial markets, or a U.S. sovereign default or threat thereof, could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of securities in our investments could deteriorate and may have an adverse impact on the carrying value of these investments.

Our accounts receivable primarily relate to revenue from the sale of our products to medical providers. No customer represented 10% or more of our accounts receivable as of June 30, 2026 and December 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended June 30, 2026, two of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 (c) trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K as follows:

On June 4, 2026, Vikram Verghese, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 106,982 shares of our common stock. The duration of the trading arrangement is until December 31, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

On June 16, 2026, Campbell D.K. Rogers, M.D., our Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 91,746 shares of our common stock. The duration of the trading arrangement is until December 18, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

In addition, in Item 9B of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we inadvertently omitted the disclosure of a new Rule 10b5-1 trading arrangement entered into by Campbell D.K. Rogers, M.D. on December 12, 2025, which provided for the sale from time to time of an aggregate of up to 27,657 shares of our common stock. The duration of the trading arrangement is until August 31, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

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

HEARTFLOW, INC.

Date: August 13, 2026	By:	/s/ John C.M. Farquhar
John C.M. Farquhar
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Vikram Verghese
Vikram Verghese
Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2026	By:	/s/ Mhairi L. Jones
Mhairi L. Jones
Chief Accounting Officer
(Principal Accounting Officer)