Form 10-Q
period 2026-09-30
Heartflow, Inc.
filed 2026-11-12
CIK 1464521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 87,887,561.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. Forward-looking statements involve known and unknown risks and uncertainties and are subject to other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, we have incurred significant net losses since our inception, we expect to incur additional substantial losses in the foreseeable future and we may not be able to achieve or sustain profitability; our revenue is currently generated almost entirely from the sales of two products, Heartflow FFRCT Analysis and Heartflow Plaque Analysis, and we are therefore highly dependent on the success of these products, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and any growth; if healthcare providers are unwilling to change their standard practice regarding the evaluation of CAD, our business, financial condition, results of operations and prospects will be adversely affected; if third-party payors, including government payors, do not cover and provide adequate reimbursement for the Heartflow Platform, or if existing payment amounts are reduced or coding policies change, adoption of the Heartflow Platform by healthcare providers may be negatively impacted, and our business, financial condition, results of operations and prospects will be adversely affected; we face risks associated with a concentrated customer base; we face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may develop products that are more effective, accurate, reliable, cost-effective or more advanced than ours, which may harm our financial condition, and if we are unable to compete successfully or our potential market share is reduced, we may be unable to increase or sustain our revenue or achieve profitability; the commercialization of Heartflow Plaque Analysis is nascent, and we may not be able to achieve or maintain sufficient market acceptance or the levels of utilization we expect from Heartflow Plaque Analysis or any other future product; we face risks associated with our use and development of AI models, which may result in operational challenges, legal liability, reputational concerns and competitive risks; if we fail to properly manage our future growth, our business could suffer; our business could be disrupted by catastrophic events; we depend on our information technology systems, and any failure of these systems could harm our business and adversely affect our business and operating results; our networks and those of our third-party service providers may become the target of bad actors or security breaches that we cannot anticipate or successfully defend, which could have an adverse impact on our business; we face extensive regulatory requirements to bring our products to market, and our failure to receive and maintain regulatory clearances or approvals of our current and future products in the United States or abroad or to comply with medical device regulatory requirements could adversely affect our business; if we are unable to obtain and maintain sufficient intellectual property rights, or the scope of our rights is not sufficiently broad, third parties could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be adversely affected; and those factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2026, as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent periodic reports on Form 10-Q and Form 10-K we file with the SEC. We qualify all of our forward-looking statements by these cautionary statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Heartflow, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$31,649	$44,776
Short-term investments	136,088	132,010
Accounts receivable, net of allowance for credit losses of $626 at September 30, 2026 and December 31, 2025	48,195	29,343
Prepaid expenses and other current assets	19,573	14,075
Total current assets	235,505	220,204
Long-term investments	85,254	103,365
Property and equipment, net	10,091	8,587
Operating lease right-of-use assets	14,123	17,488
Restricted cash	4,702	4,709
Other non-current assets	5,664	5,099
Total assets	$355,339	$359,452

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,916	$3,169
Accrued expenses and other current liabilities	41,613	33,279
Operating lease liabilities, current	6,881	5,922
Total current liabilities	53,410	42,370
Operating lease liabilities, non-current	19,052	16,132
Other non-current liabilities	340	303
Total liabilities	72,802	58,805
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 87,786,704 and 85,280,597 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	88	85
Additional paid-in capital	1,426,420	1,388,737
Accumulated other comprehensive loss	(1,593)	(425)
Accumulated deficit	(1,142,378)	(1,087,750)
Total stockholders’ equity	282,537	300,647
Total liabilities and stockholders’ equity	$355,339	$359,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartflow, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$72,857	$46,276	$189,526	$126,904
Cost of revenue	11,940	10,861	33,255	30,770
Gross profit	60,917	35,415	156,271	96,134
Operating expenses:
Research and development	29,487	17,297	77,368	46,253
Selling, general and administrative	45,276	33,217	132,671	96,197
Asset impairment charge	—	—	7,482	—
Total operating expenses	74,763	50,514	217,521	142,450
Loss from operations	(13,846)	(15,099)	(61,250)	(46,316)
Interest income	2,284	1,725	7,053	2,903
Interest expense	(5)	(3,451)	(8)	(15,165)
Change in fair value of common stock warrant liability	—	(32,117)	—	(34,586)
Change in fair value of derivative liability	—	4,818	—	7,311
Loss on extinguishment of debt	—	(6,360)	—	(6,360)
Other income (expense), net	85	(341)	(355)	(94)
Loss before provision for income taxes	(11,482)	(50,825)	(54,560)	(92,307)
Provision for income taxes	(23)	(30)	(68)	(89)
Net loss	$(11,505)	$(50,855)	$(54,628)	$(92,396)
Comprehensive loss:
Net loss	$(11,505)	$(50,855)	$(54,628)	$(92,396)
Other comprehensive loss:
Foreign currency translation gain (loss)	(26)	205	227	260
Unrealized loss on investments, net	(669)	—	(1,395)	—
Total other comprehensive gain (loss)	(695)	205	(1,168)	260
Total comprehensive loss	$(12,200)	$(50,650)	$(55,796)	$(92,136)

Net loss per share, basic and diluted	$(0.13)	$(1.04)	$(0.63)	$(4.47)
Weighted-average shares used to compute net loss per share, basic and diluted	87,249,228	49,106,752	86,435,123	20,686,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartflow, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2025	85,280,597	$85	$1,388,737	$(425)	$(1,087,750)	$300,647
Issuance of common stock upon exercise of stock options	592,387	1	3,341	—	—	3,342
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	28,740	—	(473)	—	—	(473)
Issuance of common stock under employee stock purchase plan	203,566	—	3,288	—	—	3,288
Stock-based compensation expense	—	—	6,554	—	—	6,554
Unrealized loss on investments, net	—	—	—	(522)	—	(522)
Foreign currency translation gain	—	—	—	262	—	262
Net loss	—	—	—	—	(27,380)	(27,380)
Balances as of March 31, 2026	86,105,290	86	1,401,447	(685)	(1,115,130)	285,718
Issuance of common stock upon exercise of stock options	546,091	1	3,225	—	—	3,226
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	66,000	—	(1,173)	—	—	(1,173)
Stock-based compensation expense	—	—	7,912	—	—	7,912
Unrealized loss on investments, net	—	—	—	(204)	—	(204)
Foreign currency translation loss	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(15,743)	(15,743)
Balances as of June 30, 2026	86,717,381	87	1,411,411	(898)	(1,130,873)	279,727
Issuance of common stock upon exercise of stock options	869,156	1	6,203	—	—	6,204
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	73,359	—	(1,265)	—	—	(1,265)
Issuance of common stock under employee stock purchase plan	126,808	—	2,498	—	—	2,498
Stock-based compensation expense	—	—	7,573	—	—	7,573
Unrealized loss on investments, net	—	—	—	(669)	—	(669)
Foreign currency translation loss	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(11,505)	(11,505)
Balances as of September 30, 2026	87,786,704	$88	$1,426,420	$(1,593)	$(1,142,378)	$282,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Redeemable Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances as of December 31, 2024	122,231,454	$768,566	6,122,048	$6	$112,241	$(772)	$(970,959)	$(859,484)
Issuance of common stock upon exercise of stock options	—	—	130,813	—	578	—	—	578
Stock-based compensation expense	—	—	—	—	2,492	—	—	2,492
Foreign currency translation loss	—	—	—	—	—	(236)	—	(236)
Net loss	—	—	—	—	—	—	(32,345)	(32,345)
Balances as of March 31, 2025	122,231,454	768,566	6,252,861	6	115,311	(1,008)	(1,003,304)	(888,995)
Issuance of common stock upon exercise of stock options	—	—	136,583	—	852	—	—	852
Stock-based compensation expense	—	—	—	—	2,253	—	—	2,253
Foreign currency translation gain	—	—	—	—	—	291	—	291
Net loss	—	—	—	—	—	—	(9,196)	(9,196)
Balances as of June 30, 2025	122,231,454	768,566	6,389,444	6	118,416	(717)	(1,012,500)	(894,795)
Conversion of redeemable convertible preferred stock to common stock upon IPO	(122,231,454)	(768,566)	51,226,348	51	768,515	—	—	768,566
Issuance of common stock upon IPO, net of underwriting discounts, commissions and offering costs	—	—	19,166,667	19	332,318	—	—	332,337
Conversion of convertible notes to common stock upon IPO, net	—	—	6,470,743	6	94,133	—	—	94,139
Issuance of common stock upon exercise of stock options	—	—	220,494	1	1,010	—	—	1,011
Stock-based compensation expense	—	—	—	—	3,960	—	—	3,960
Foreign currency translation loss	—	—	—	—	—	205	—	205
Net loss	—	—	—	—	—	—	(50,855)	(50,855)
Balances as of September 30, 2025	—	$—	83,473,696	$83	$1,318,352	$(512)	$(1,063,355)	$254,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartflow, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(54,628)	$(92,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,028	4,069
Stock-based compensation expense	22,039	8,705
Asset impairment charge	7,482	—
Amortization of debt discount and debt issuance costs	—	5,367
Amortization of right-of-use asset	3,167	2,258
Accretion of discounts on investments, net	(1,926)	—
Change in fair value of common stock warrant liability	—	34,586
Change in fair value of derivative liability	—	(7,311)
Loss on extinguishment of debt	—	6,360
Non-cash interest charges	—	1,071
Change in allowance for credit losses	—	(171)
Changes in assets and liabilities:
Accounts receivable	(18,852)	(3,048)
Prepaid expenses and other current assets	(5,498)	(2,629)
Other non-current assets	(565)	(2,679)
Accounts payable	1,293	(919)
Accrued expenses and other current liabilities	8,334	5,955
Operating lease liabilities	(3,269)	(2,725)
Other non-current liabilities	37	80
Net cash used in operating activities	(38,358)	(43,427)
Cash flows from investing activities:
Purchase of property and equipment	(5,214)	(3,126)
Purchase of investments	(103,928)	—
Maturities of investments	118,492	—
Net cash provided by (used in) investing activities	9,350	(3,126)
Cash flows from financing activities:
Proceeds from IPO, net of offering costs	—	332,784
Proceeds from convertible notes offering, net of issuance costs	—	72,769
Proceeds from exercise of stock options	12,772	2,441
Issuance of common stock under employee stock purchase plan	5,786	—
Repayment of principal under term loan	—	(115,137)
Payments of exit, prepayment penalty and lender fees	—	(6,764)
Payment of taxes related to vested restricted stock units	(2,911)	—
Net cash provided by financing activities	15,647	286,093
Effect of foreign exchange rates	227	260
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,134)	239,800
Balance, beginning of period	49,485	55,842
Balance, end of period	$36,351	$295,642

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$8,573
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$454	$7
Right-of-use asset obtained in exchange for lease obligation	$7,148	$561
Conversion of redeemable convertible preferred stock to common stock upon IPO	$—	$768,566
Conversion of convertible notes to common stock upon IPO	$—	$94,139
Conversion of term loan principal to convertible notes	$—	$23,000
Issuance of convertible notes to certain employees in lieu of cash compensation	$—	$1,353
Reclassification of term loan debt discount to convertible notes debt discount	$—	$239
Unpaid IPO costs included in accounts payable and accrued expenses and other current liabilities	$—	$447

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Business Overview

Description of Business

Heartflow, Inc. (the “Company”) was incorporated in the state of Delaware in July 2007.

The Company is a commercial-stage medical technology company that provides software and artificial intelligence (“AI”) designed to deliver a non-invasive solution for diagnosing and managing coronary artery disease (“CAD”). The Company’s novel Heartflow Platform uses AI and advanced computational fluid dynamics to create a personalized 3D model of a patient’s heart based on a single coronary computed tomography angiography (“CCTA”). This results in actionable data on blood flow, stenosis, plaque volume and plaque composition. The Company’s Heartflow FFRCT Analysis and Plaque Analysis software assists physicians in diagnosing, managing and delivering precision care to patients with CAD. The Company was awarded Conformité Européenne Mark for its Heartflow FFRCT Analysis in July 2011. The Company received clearance from the U.S. Food and Drug Administration (“FDA”) in November 2014 for its Heartflow FFRCT Analysis and in October 2022 for its Plaque Analysis.

The Company’s headquarters is located in San Francisco, California, and the Company also has offices in Mountain View, Rohnert Park and Santa Rosa, California, Austin, Texas, and Tokyo, Japan.

The Company had the following wholly-owned subsidiaries as of September 30, 2026:

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

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Liquidity

The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $1.1 billion as of September 30, 2026. The Company expects to incur losses for the foreseeable future. Historically, the Company’s activities have been financed through sales of shares of redeemable convertible preferred stock, common stock and convertible promissory notes, borrowings under term loans and revenue received from customers.

As of September 30, 2026, the Company had $253.0 million in cash, cash equivalents and investments in available-for-sale securities.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s consolidated financial position as of September 30, 2026, and the results of its operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. The condensed consolidated balance sheet at December 31, 2025, was derived from audited annual consolidated financial statements but does not contain all of the footnote disclosures from the annual financial statements. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period and should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2026.

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

The Company’s measure of segment profit or loss is consolidated net loss, which is used by the CODM to measure actual results versus expectations, set performance metrics, and develop the annual budget to achieve the Company’s long-term objectives. Significant segment expenses within consolidated net loss include cost of revenue, research and development, selling, general and administrative expenses and asset impairment charge, which are each separately presented on the Company’s condensed consolidated statements of operations and comprehensive loss. Other expense items that are presented on the condensed consolidated statements of operations include interest income, interest expense, change in fair value of common stock warrant liability, change in fair value of derivative liability, other income (expense), net, and provision for income taxes.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment and includes a reconciliation to the consolidated net loss shown in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$72,857	$46,276	$189,526	$126,904
Less(1):
Cost of revenue	11,940	10,861	33,255	30,770
Research and development	29,487	17,297	77,368	46,253
Selling, general and administrative expenses:
Sales and marketing	31,250	23,519	91,786	68,119
General and administrative	14,026	9,698	40,885	28,078
Asset impairment charge	—	—	7,482	—
Loss from operations	(13,846)	(15,099)	(61,250)	(46,316)
Other income (expense), net(2)	2,364	(35,726)	6,690	(45,991)
Provision for income taxes	(23)	(30)	(68)	(89)
Consolidated net loss	$(11,505)	$(50,855)	$(54,628)	$(92,396)

(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)Other income (expense), net represents the consolidated amounts for interest income, interest expense, change in fair value of common stock warrant liability, change in fair value of derivative liability, loss on extinguishment of debt, and other income (expense), net as shown on the condensed consolidated statements of operations and comprehensive loss.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the total shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2026	2025
Cash and cash equivalents	$31,649	$291,167
Restricted cash	4,702	4,475
Total cash, cash equivalents and restricted cash	$36,351	$295,642

As of September 30, 2026 and December 31, 2025, restricted cash primarily represents deposits held as security in connection with the Company’s facility lease agreements.

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

Non-credit related declines in the fair value of any security below cost that are deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the investment. The Company evaluates the securities in an unrealized loss position for expected credit losses by considering factors such as historical experience, market data, issuer-specific factors, current economic conditions and credit ratings. The Company did not recognize any credit losses on its available-for-sale securities during the three and nine months ended September 30, 2026, and there were no impairment charges for unrealized losses during the period. The Company had no investments during the three and nine months ended September 30, 2025.

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

As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s financial instruments carried at amortized cost, including cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities and market interest rates, if applicable.

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

No single customer represented more than 10% of the Company’s revenue during the three and nine months ended September 30, 2026 and 2025.

No single customer represented more than 10% of the Company’s accounts receivable as of September 30, 2026 and December 31, 2025.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment, for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining useful life of the long-lived assets in measuring whether they are recoverable. If the asset or asset group is not recoverable, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset or asset group. During the nine months ended September 30, 2026, the Company recognized an asset impairment charge of $7.5 million. See Note 6 for additional information. There were no long-lived asset impairments during the three months ended September 30, 2026 and during the three and nine months ended September 30, 2025.

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time.

An ROU asset and corresponding lease liability are recorded on the condensed consolidated balance sheets based on the present value of lease payments over the lease term. An ROU asset represents the right to control the use of an identified asset over the lease term, and a lease liability represents the obligation to make lease payments arising from the lease. Leases with an initial term of 12 months or less are not recorded in the condensed consolidated balance sheets. The Company uses its incremental borrowing rate to determine the present value of lease payments, as the discount rate implicit in the lease is not readily available. The lease terms used to calculate the ROU asset and related lease liabilities include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company elected to account for contracts that contain lease and non-lease components as a single lease component. For the three and nine months ended September 30, 2026 and 2025, the Company’s only leases were for its facilities, which are classified as operating leases with lease expense recognized on a straight-line basis over the lease term. Variable lease costs, which primarily consist of common area maintenance, taxes, and utility charges, are expensed as incurred. The Company does not have any finance leases.

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

Stock-Based Compensation

The Company accounts for share-based payments at fair value. The grant date fair value of options granted is measured using the Black-Scholes option pricing model. Option awards vest based on the satisfaction of a service requirement, and stock-based compensation expense is recorded on a straight-line basis over the applicable service period, which is generally four years. For performance-based stock options, the Company assessed the probability of performance conditions being achieved in each reporting period. The amount of stock-based compensation expense recognized in any one period related to performance-based stock options can vary based on the achievement or anticipated achievement of the performance conditions. Forfeitures are recognized in the period in which the forfeiture occurs.

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

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currency. For all non-functional currency balances, the remeasurement of such balances to the functional currency results in either a foreign exchange transaction gain or loss, which is recorded within other income, net within the condensed consolidated statements of operations and comprehensive loss. The Company recognized a foreign exchange transaction gain (loss) of $67,000 and $(342,000) during the three months ended September 30, 2026 and 2025, respectively, and $(461,000) and $(95,000) during the nine months ended September 30, 2026 and 2025, respectively. The Company recognized $(26,000) and $205,000 during the three months ended September 30, 2026 and 2025, respectively, and $227,000 and $260,000 during the nine months ended September 30, 2026 and 2025, respectively, of foreign currency translation gain (loss) in the condensed consolidated statements of operations and comprehensive loss related to its foreign subsidiaries.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the redeemable convertible preferred stock, common stock warrants, common stock options and restricted stock units are considered to be potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss position during the three and nine months ended September 30, 2026 and 2025.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments may be applied either (i) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (ii) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the adoption of this pronouncement, which will require additional income statement expense disclosures, but does not expect it to have a material effect on the Company’s consolidated financial statements.

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

3. Revenue and Contract Balances

Disaggregation of Revenue

The following table summarizes total revenue from customers by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$68,908	$42,946	$178,189	$117,230
Rest of World	3,949	3,330	11,337	9,674
Total revenue	$72,857	$46,276	$189,526	$126,904

Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer.

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Contract Balances

Unbilled receivables included within accounts receivable on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 were $631,000 and $814,000, respectively.

The following table provides the breakdown of capitalized contract costs on the condensed consolidated balance sheets (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2026	2025
Balance at beginning of period	$10,929	$6,154
Contract costs capitalized	9,894	10,795
Contract costs amortized	(7,308)	(6,020)
Balance at end of period	$13,515	$10,929

The following table provides the breakdown of contract liabilities included within accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2026	2025
Balance at beginning of period	$327	$182
Contract liabilities added	353	279
Contract liabilities recognized as revenue	(257)	(134)
Balance at end of period	$423	$327

4. Fair Value Measurement

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Money market funds, included in cash equivalents	$15,735	$—	$—	$15,735
Money market funds, included in restricted cash, non-current	4,702	—	—	4,702
U.S. government securities	—	91,354	—	91,354
U.S. treasury bills	—	5,000		5,000
Corporate bonds/notes	—	63,962	—	63,962
Agency bonds/notes	—	43,641	—	43,641
Asset-backed securities	—	14,462	—	14,462
Commercial paper	—	2,923	—	2,923
Total	$20,437	$221,342	$—	$241,779

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

5. Balance Sheet Components

Investments

The fair value of the Company’s available-for-sale investments and restricted cash as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	September 30, 2026
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Assets
Money market funds, included in cash equivalents	$15,735	$—	$—	$15,735
Money market funds, included in restricted cash, non-current	4,702	—	—	4,702
U.S. government securities	91,701	—	(347)	91,354
U.S. treasury bills	5,000	—	—	5,000
Corporate bonds/notes	64,269	1	(308)	63,962
Agency bonds/notes	44,143	—	(502)	43,641
Asset-backed securities	14,535	—	(73)	14,462
Commercial paper	2,932	—	(9)	2,923
Total	$243,017	$1	$(1,239)	$241,779

Classified as:
Cash equivalents				$15,735
Short-term investments				136,088
Long-term investments				85,254
Restricted cash				4,702
Total				$241,779

	December 31, 2025
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Assets
Money market funds, included in cash equivalents	$27,806	$—	$—	$27,806
Money market funds, included in restricted cash, non-current	4,709	—	—	4,709
U.S. government securities	81,385	94	—	81,479
U.S. treasury bills	39,568	25		39,593
Corporate bonds/notes	57,564	19	(12)	57,571
Agency bonds/notes	25,147	7	(3)	25,151
Asset-backed securities	21,689	22	—	21,711
Commercial paper	9,868	2	—	9,870
Total	$267,736	$169	$(15)	$267,890

Classified as:
Cash equivalents				$27,806
Short-term investments				132,010
Long-term investments				103,365
Restricted cash				4,709
Total				$267,890

The following table summarizes the fair value of the Company’s cash equivalents, restricted cash and available-for-sale investments classified by maturity as of September 30, 2026 (in thousands):

	September 30, 2026	December 31, 2025
Amounts maturing within one year	$151,823	$159,816
Amounts maturing after one year through two years	85,254	103,365
Amounts maturing after two years	4,702	4,709
Total	$241,779	$267,890

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Available-for-sale investments held as of September 30, 2026 and December 31, 2025 had a weighted average days to maturity of 296 days and 346 days, respectively.

The following table presents the Company’s available-for-sale investments that were in an unrealized loss position as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Less than 12 months		Less than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Assets
U.S. government securities	$90,568	$(347)	$—	$—
Corporate bonds/notes	61,523	(308)	26,716	(12)
Agency bonds/notes	43,252	(502)	3,995	(3)
Asset-backed securities	14,430	(73)	—	—
Commercial paper	2,923	(9)	—	—
Total	$212,696	$(1,239)	$30,711	$(15)

As of September 30, 2026 and December 31, 2025, unrealized losses on the Company’s available-for-sale investments were attributable to changes in interest rates and were not due to credit risk. The Company intends to hold these investments to maturity and no allowance for credit loss was recorded as of September 30, 2026 and December 31, 2025. There were no available-for-sale investments in an unrealized loss position greater than twelve months as of September 30, 2026 or December 31, 2025.

Allowance for Credit Losses

The following table presents a reconciliation of the allowance for credit losses (in thousands):

	September 30,	December 31,
	2026	2025
Balance at beginning of period	$626	$814
Additions	—	—
Write-offs	—	(188)
Balance at end of period	$626	$626

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid expenses	$7,617	$5,964
Contract costs, current	9,206	6,669
Other	2,750	1,442
Total prepaid expenses and other current assets	$19,573	$14,075

Property and equipment, net

Property and equipment consisted of the following (in thousands):

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	September 30,	December 31,
	2026	2025
Property and equipment at cost:
Computer equipment and software	$4,317	$4,223
Furniture, fixtures and equipment	4,161	2,114
Capitalized internal-use software	14,793	12,529
Leasehold improvements	2,895	2,086
Construction in progress	458	140
Total property and equipment	26,624	21,092
Less: Accumulated depreciation and amortization	(16,533)	(12,505)
Property and equipment, net	$10,091	$8,587

The Company capitalized certain internal-use software costs related to internal-use software development efforts totaling $674,000 and $971,000, including stock-based compensation of $3,000 and $6,000, during the three months ended September 30, 2026 and 2025, respectively, and $2.3 million and $2.5 million, including stock-based compensation of $12,000 and $17,000, during the nine months ended September 30, 2026 and 2025, respectively. Amortization of capitalized internal-use software totaled $959,000 and $951,000 for the three months ended September 30, 2026 and 2025, respectively, and $2.9 million and $3.0 million for the nine months ended September 30, 2026 and 2025, respectively.

Depreciation and amortization expense related to property and equipment, excluding capitalized internal-use software, was $426,000 and $352,000 for the three months ended September 30, 2026 and 2025, respectively, and $1.2 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Other Non-Current Assets

Other non-current assets are comprised of the following (in thousands):

	September 30,	December 31,
	2026	2025
Contract costs, net	$4,309	$4,260
Other	1,355	839
Total other non-current assets	$5,664	$5,099

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued payroll and related expenses	$35,112	$28,150
Customer contract and rebate liabilities	1,176	1,162
Accrued royalty	1,641	864
Accrued professional fees	1,182	627
Accrued clinical trial expenses	708	550
Other	1,794	1,926
	$41,613	$33,279

6. Leases

The Company leases office space in Mountain View, Santa Rosa, San Francisco and Rohnert Park, California, Austin, Texas, and Tokyo, Japan.

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Mountain View, California

In August 2021, the Company entered into a facility lease agreement for approximately 61,000 rentable square feet in Mountain View, California through August 2030. In connection with the lease, the Company established a standby letter of credit for the benefit of the landlord in the amount of $4.3 million in August 2021, which is classified as non-current restricted cash on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

In March 2026, the Company entered into a sublease agreement (the “Sublease”) with a third-party subtenant to sublease its Mountain View, California facility. The initial term of the Sublease commenced in April 2026 and continues until August 2030, consistent with the remaining term of the Company’s Master Lease, with 52% occupancy of the facility as of April 2026 and full occupancy by March 2027. As of September 30, 2026, annual base rent due under the Sublease is $288,000 in 2026, $1.1 million in 2027, $2.3 million in 2028, $2.4 million in 2029 and $1.6 million in 2030. Sublease income is recognized on a straight-line basis over the Sublease term and is recorded as a reduction to rent expense within selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The subtenant is obligated to pay its ratable portion of operating costs, annual tax costs and all utility costs attributable to the facility during the term of the Sublease. The subtenant provided the Company with a letter of credit in the amount of $0.8 million in place of a security deposit.

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

In September 2026, the Company amended the lease for its San Francisco, California facility to lease approximately 17,700 rentable square feet of additional office space with a lease term of 65 months through April 2032. The average monthly lease payments are approximately $122,000 per month. In connection with this amendment, the Company is required to pay an additional security deposit of $350,000. The lease is expected to commence in the fourth quarter of 2026.

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Austin, Texas

In September 2025, the Company amended the lease for its Austin, Texas facility, which provides for approximately 26,000 square feet of space, to extend the lease term an additional 12 months through December 2026 and recorded an ROU asset and lease liability of $561,000 in connection with the lease extension. In January 2026, the Company amended the lease to extend the lease term an additional 51 months through March 2031, with the option to extend for two additional three-year periods. In connection with the lease amendment, the Company recorded an ROU asset and lease liability of $2.5 million. The lease amendment also provided for a tenant improvement allowance of $71,000. A security deposit of $150,000 was recorded as non-current restricted cash as of September 30, 2026 and December 31, 2025, on the condensed consolidated balance sheets related to this lease.

Tokyo, Japan

The Company had one non-cancellable operating lease for its facility in Tokyo, Japan, which was set to expire in November 2024. In April 2024, the Company entered into an agreement to extend the lease for an additional three years through November 2027. In connection with the amended lease agreement, the Company recorded an ROU asset and lease liability of $420,000.

Operating lease cost consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$1,680	$1,266	$4,754	$3,784
Variable lease cost	229	360	827	1,016
Sublease income	(467)	—	(856)	—
Total lease cost	$1,442	$1,626	$4,725	$4,800

Cash paid for amounts included in the measurement of operating lease liabilities was $1.7 million and $1.4 million during the three months ended September 30, 2026 and 2025, respectively, and $4.8 million and $4.2 million during the nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes the maturities of the aggregate lease payments under the Company’s operating lease liabilities as of September 30, 2026 (in thousands):

Period Ending December 31:	Amount
2026	$1,802
2027	7,176
2028	7,403
2029	7,675
2030	5,770
2031 and after	696
Total minimum lease payments	30,522
Less: Amount of lease payments representing interest	4,589
Present value of future minimum lease payments	$25,933
Less: Current lease liabilities	6,881
Long-term lease liabilities	$19,052

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted-average data):

	September 30,	December 31,
	2026	2025
Right-of-use asset	$14,123	$17,488
Weighted average remaining lease term (years)	4.1	4.3
Weighted average discount rate (percent)	8.6%	8.6%

7. Commitments and Contingencies

Royalty Commitments

The Company has entered into various exclusive technology licensing agreements and other software licensing agreements. The terms of the agreements require the Company to make annual royalty payments in fixed amounts as well as certain milestone and revenue-based payments. The revenue-based royalty percentage is in the low single digits, subject to reductions and offsets in certain circumstances with a minimum royalty commitment of $50,000 annually. Future minimum royalty commitments due under the terms of these exclusive agreements as of September 30, 2026 are as follows (in thousands):

Period Ending December 31:	Amount
2026	$—
2027	50
2028	50
2029	50
2030	50
Thereafter	50
$250

The Company incurred royalty expense of $658,000 and $586,000 within cost of revenue on the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2026 and 2025, respectively, and $1.9 million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Purchase Commitments

Open purchase commitments consist of agreements to purchase goods and services that are entered into in the ordinary course of business. These amounts were not recorded as liabilities on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 as the Company had not yet received the related goods or services. As of September 30, 2026, the Company had estimated open purchase commitments for goods and services of $6.7 million over the next three years.

Legal Proceedings

The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows, except as discussed below. The Company may pursue or be subject to litigation and other legal actions from time to time arising in the ordinary course of business, including intellectual property, products liability, breach of contract, commercial, employment, and other similar claims which could have an adverse impact on its reputation, business and financial condition and divert the attention of its management from the operation of its business. The Company discloses information regarding each material claim where the likelihood of a loss contingency is reasonably possible and accrues a liability for such matters when it is probable that a loss may be incurred, and such losses can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosures as of September 30, 2026 and December 31, 2025.

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

California Class Action and PAGA Matter

On September 11, 2026, a current non-exempt hourly employee filed a putative class action complaint against the Company in the Superior Court of California for the County of Santa Clara (Case No. 26CV447812). The complaint alleges various violations of the California Labor Code and California Business and Professions Code (§ 17200, et seq.). The complaint seeks compensatory damages, statutory and civil penalties, restitution, statutory interest, and attorneys' fees and costs.

Separately, on September 14, 2026, the same employee submitted a notice to the California Labor & Workforce Development Agency expressing an intent to pursue representative civil penalties under the California Labor Code Private Attorneys General Act of 2004 (PAGA).

The Company intends to defend itself against these claims. At this stage of litigation, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or a range of potential loss, if any.

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

Heartflow, Inc.

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

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

10. Redeemable Convertible Preferred Stock

Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 51,226,348 shares of common stock. Shares of Series A, Series B-1, Series B-2, Series C, Series D, Series E, Series F and Series F-1 outstanding redeemable convertible preferred stock converted into shares of common stock on a 0.342466:1, 0.403088:1, 0.403088:1, 0.576386:1, 0.646673:1, 0.695098:1, 0.342466:1, and 0.342466:1 basis, as adjusted for the Reverse Stock Split, respectively. As of December 31, 2025 and September 30, 2026, the Company does not have any convertible preferred stock issued or outstanding.

11. Stockholders’ Equity

Preferred Stock

At September 30, 2026, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 50,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At September 30, 2026, under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 87,786,704 shares were issued and outstanding. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. As of September 30, 2026, no dividends have been declared to date. Each share of common stock is entitled to one vote.

Common stock reserved for future issuance, on an as-converted basis, consisted of the following:

	September 30,	December 31,
	2026	2025
Options to purchase common stock	8,776,074	10,003,254
Restricted stock units	1,782,416	907,703
Shares reserved for issuance under the Company's equity plans	15,994,079	14,085,870
Total	26,552,569	24,996,827

12. Common Stock Warrant Liability

During the three and nine months ended September 30, 2025, the common stock warrant liabilities were remeasured to fair value, resulting in a loss of $32.1 million and $34.6 million, respectively.

On October 22, 2025, Hayfin net exercised all common stock warrants outstanding for 1,646,317 shares of common stock. The common stock warrant liability was remeasured to fair value through the date of exercise, resulting in a loss of $43.9 million within the condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. The final fair value of $64.7 million was reclassified to stockholders’ equity on the date of exercise. As of September 30, 2026 and December 31, 2025, no warrants to purchase common stock were outstanding.

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The issuance date estimated fair values of the derivative liability was $11.1 million and $20.8 million in January and March 2025, respectively, which were recorded as debt discounts. The derivative liability was remeasured to fair value at the end of each reporting period, resulting in a gain of $4.8 million and $7.3 million for the three and nine months ended September 30, 2025, respectively, and through the date of its conversion to common stock upon the Company’s IPO. The aggregate estimated fair value of the derivative liability at the time of conversion was $24.6 million, based on the 20% discount from the IPO price, which was reclassified to additional paid-in capital.

14. Stock-Based Compensation Plans

In 2009, the Company adopted its 2009 Equity Incentive Plan which provided for the grant of stock options to the Company’s employees, members of the Board of Directors and consultants. Effective upon the Company’s IPO in August 2025, the Company’s Board of Directors approved the termination of the 2009 Equity Incentive Plan and the adoption of the 2025 Performance Incentive Plan (“2025 Plan”). Options granted under the 2025 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to employees. NSOs, Stock Appreciation Rights, Restricted Stock, and Restricted Stock Units (“RSUs”) may be granted to employees, members of the Board of Directors and consultants. A total of 17,346,193 shares of common stock were initially reserved for issuance pursuant to the 2025 Plan. In addition, the shares reserved for issuance under the 2025 Plan also includes shares reserved but not issued under the 2009 Equity Incentive Plan, plus any share awards granted under the 2009 Equity Incentive Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2025 Plan also includes an annual increase on the first day of each fiscal year beginning in fiscal 2026 equal to or greater than (i) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year less any Board of Directors-approved increase(s) during the preceding fiscal year; or (ii) an amount as determined by the Board of Directors.

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Options under the 2009 Equity Incentive Plan and 2025 Plan have a term of ten years from the grant date. The option exercise price will be determined by the Board of Directors but will be no less than 100% of the fair market value per share on the date of grant. In addition, in the case of an ISO granted to an employee who owns stock representing more than 10% of the voting power of all classes of stock of the Company, the per share exercise price will be no less than 110% of the fair market value per share on the date of grant. Through September 30, 2026 and December 31, 2025, options granted generally vest over (i) four years with 25% vesting on the first anniversary of the issuance date and 1/48th per month thereafter or (ii) vesting monthly in equal installments over four years.

Stock option activity under the Company’s 2009 Equity Incentive Plan and 2025 Plan is set forth below (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
Balance at December 31, 2025	10,003,254	$8.05	7.83	$211,109
Options granted	1,041,596	28.32
Options exercised	(2,007,634)	$6.36
Options forfeited	(261,142)	$10.87
Balance at September 30, 2026	8,776,074	$10.76	7.58	$342,222
Vested and exercisable, September 30, 2026	4,422,172	$6.86	6.84	$189,687
Vested and expected to vest, September 30, 2026	8,776,074	$10.76	7.58	$342,222

There were no options granted during the three months ended September 30, 2026. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2026 was $16.11 per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money at each reporting period. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2026 was $28.1 million and $53.3 million, respectively.

Restricted Stock Units

In August 2025, the Company began granting RSUs under the 2025 Plan. RSUs generally vest over four years in equal quarterly increments. The fair value of RSUs is based on the Company’s closing stock price on the date of grant. A summary of RSUs activity is set forth below:

		Weighted-
	Number of	Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested balance at December 31, 2025	907,703	$20.33
Awards granted	1,261,880	$29.73
Awards vested	(267,715)	$23.14
Awards canceled	(119,452)	$22.22
Unvested balance at September 30, 2026	1,782,416	$26.44

2025 Employee Stock Purchase Plan

Effective upon the Company’s IPO in August 2025, the Board of Directors adopted the 2025 Employee Stock Purchase Plan (“2025 ESPP”) under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 1,233,964 shares of common stock were initially reserved for issuance and will be increased on the first day of each fiscal year, beginning in 2026, by an amount equal to the lesser of (i) 1.0% of the issued and outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) an amount as determined by the Board of Directors. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

purchase period. The 2025 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”).

Stock-Based Compensation

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected life (in years)	—	6.0	6.0	6.0
Expected volatility	—%	56.6%-57.9%	55.1%-57.1%	55.0%-57.9%
Risk-free interest rate	—%	3.7%-3.9%	3.9%-4.3%	3.7%-4.2%
Dividend yield	—%	—%	—%	—%

The Company estimated the fair value of the shares to be issued under the Company’s 2025 ESPP using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Expected life (in years)	0.5	0.5
Expected volatility	78.4%	55.1%-78.4%
Risk-free interest rate	4.0%	3.7%-4.0%
Dividend yield	—%	—%

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

Expected volatility. As the Company was not publicly traded prior to the IPO and does not have sufficient trading history after the IPO, the expected volatility for the Company’s stock options was determined by using an average of historical volatilities of selected industry peers deemed to be comparable to the Company’s business corresponding to the expected term of the awards. Effective in the third quarter of 2026, the Company transitioned to using its own historical stock price volatility to determine the expected volatility assumption for its ESPP.

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

Total stock-based compensation expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of revenue	$164	$127	$503	$229
Research and development	2,732	959	7,602	1,887
Selling, general and administrative	4,677	2,874	13,934	6,589
Total stock-based compensation expense	$7,573	$3,960	$22,039	$8,705

As of September 30, 2026, total unrecognized stock-based compensation costs related to unvested stock options was $34.3 million, which is expected to be recognized over a remaining weighted-average period of 2.85 years, a total of $44.0 million of unrecognized compensation costs related to unvested RSUs expected to be recognized over a period of approximately 3.36 years and $1.5 million of unrecognized compensation costs related to the ESPP, which is expected to be recognized over 0.44 years.

15. Employee Retirement Plan

The Company has a qualified retirement plan under section 401(k) of the IRC under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make matching contributions of up to 4.0% of an employee’s eligible compensation, subject to conditions specified by the IRC. The Company’s matching contributions totaled $720,000 and $297,000 during the three months ended September 30, 2026 and 2025, respectively, and $3.0 million and $1.8 million during the nine months ended September 30, 2026 and 2025, respectively.

16. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(11,505)	$(50,855)	$(54,628)	$(92,396)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	87,249,228	49,106,752	86,435,123	20,686,526
Net loss per share, basic and diluted	$(0.13)	$(1.04)	$(0.63)	$(4.47)

Heartflow, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2026	2025
Outstanding options to purchase common stock	8,776,074	10,006,820
Unvested restricted stock units	1,782,416	813,283
Estimated ESPP	84,989	231,558
Common stock warrants	—	1,647,667
	10,643,479	12,699,328

17. Income Taxes

The Company had an effective tax rate of 0% for the three and nine months ended September 30, 2026 and 2025. The Company continues to incur operating losses.

During the three and nine months ended September 30, 2026 and 2025, the Company has evaluated all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

18. Subsequent Events

Patent Litigation

On October 22, 2026, the Company filed a patent infringement lawsuit against Elucid Bioimaging Inc. in the United States District Court for the District of Massachusetts. The complaint seeks permanent injunctive relief and damages arising from Elucid’s unauthorized and continued use of the Company’s patented technology and for misappropriation of the Company’s trade secrets. The Company asserts that Elucid’s Plaque-IQ and FFR-IQ products infringe four of its patents with priority dates from 2013 to 2016, protecting the Company’s innovations developed years before the introduction of any Elucid product.

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

Overview

We provide software and artificial intelligence (“AI”) designed to deliver a more accurate and clinically effective non-invasive solution for diagnosing and managing coronary artery disease (“CAD”), a leading cause of death worldwide. As of September 30, 2026, our Heartflow Platform has been used to assess CAD in more than 800,000 patients, including 219,000 in 2025 alone. We believe that we are the most widely adopted AI-powered test for CAD. Our novel platform leverages AI and advanced computational fluid dynamics to create a personalized 3D model of a patient’s heart from a single coronary computed tomography angiography (“CCTA”), a specialized type of scan that provides detailed images of the heart’s arteries. Our Heartflow Platform delivers actionable insights on blood flow, stenosis, plaque volume and plaque composition thereby overcoming the limitations of traditional non-invasive imaging tests which rely on indirect measures of coronary disease and lead to higher false negative and false positive rates as demonstrated by our PRECISE trial. We believe the differentiated accuracy and clinical utility of our Heartflow Platform, along with its ability to enhance workflows, will continue to support our growth and advance the “CCTA + Heartflow” pathway as the definitive standard for the non-invasive diagnosis and management of CAD.

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

•Heartflow PCI Navigator, which began a phased launch in April 2026, provides advanced visualization and clinical insights to optimize revascularization strategies, guide device selection, enhance procedural efficiency, and improve patient care. We provide Heartflow PCI Navigator to accounts as an integrated feature to enhance procedural efficiency, not as a stand-alone product.

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

We have experienced considerable revenue growth since we began commercializing the Heartflow Platform in 2015, driven primarily by growth in our account base and increasing test volumes at accounts in our installed base. For the three months ended September 30, 2026 and 2025, we recognized revenue of $72.9 million and $46.3 million, respectively, and for the nine months ended September 30, 2026 and 2025, we recognized revenue of $189.5 million and $126.9 million, respectively. Substantially all of our revenue is generated on a “pay-per-click” basis each time a physician chooses to review either our Heartflow FFRCT Analysis, Heartflow Plaque Analysis, or both, and we recognize usage-driven fee revenue upon delivery of the requested analysis to the physician. Heartflow FFRCT Analysis has served as our commercial foundation, representing substantially all of our total cumulative revenue to-date. Beginning in the fourth quarter of 2025, we increased our commercialization efforts for Heartflow Plaque Analysis in anticipation of expanded reimbursement coverage under Current Procedural Terminology (“CPT”) code 75577, which became effective on January 1, 2026. Heartflow Plaque Analysis is currently covered by five of the seven Medicare Administrative Contractors (“MACs”) with the remaining MACs providing coverage on a case-by-case basis and by a majority of commercial payors. Our Heartflow RoadMap Analysis and Heartflow PCI Navigator tools are generally provided as a workflow efficiency tool to drive customer retention and loyalty and are not stand-alone products.

Prior to our initial public offering (“IPO”), we primarily funded our operations with proceeds from sales of shares of our redeemable convertible preferred stock, common stock and convertible promissory notes, borrowings under our term loans and revenue received from our customers. As of September 30, 2026, we had $253.0 million in cash, cash equivalents and investments.

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

We have incurred significant operating losses and negative cash flows since our inception, and we expect to continue to incur losses as we grow and continue transitioning to now operating as a public company. Our net loss for the three months ended September 30, 2026 and 2025 was $11.5 million and $50.9 million, respectively, and $54.6 million and $92.4 million for the nine months ended September 30, 2026 and 2025, respectively.

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

	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026
Revenue cases	28,803	33,039	34,970	37,805	40,336	48,423	51,805	57,776	67,443	84,491	98,155

The period-to-period change in Heartflow revenue cases is an indicator of our ability to drive adoption and generate sales revenue and is helpful in tracking the progress of our business. We believe that Heartflow revenue cases are representative of our current business; however, we anticipate this metric may be substituted for additional or different metrics as our business grows.

Components of Our Results of Operations

Revenue

Substantially all of our revenue comprises usage-driven fees from accounts who order either our Heartflow FFRCT Analysis or our Heartflow Plaque Analysis, or both. We recognize usage-driven fee revenue upon delivery of the requested analysis to the physician. Key factors that drive our revenue include revenue case growth from our installed base, the success of our sales force in expanding adoption of the Heartflow Platform to new accounts and expanding the utilization of our system by accounts in our installed base. We consider an account that has our Heartflow solution deployed with the ability to send us CCTA images for processing as being part of our installed base. New accounts generally take 12 months to reach steady state FFRCT revenue case volumes. New accounts typically ramp to FFRCT utilization close to full patient applicability in the first year and remain at this level consistently. Our Heartflow FFRCT Analysis is indicated for patients with stenosis levels between 40% and 90%, and we believe approximately 33% of patients have this level of stenosis. We have also recently increased the number of accounts activated for Heartflow Plaque Analysis. Our Heartflow Plaque Analysis is applicable to approximately

60% of CCTAs, providing a substantially broader eligible utilization opportunity at each account. Plaque utilization is in the early stages of ramping, driven by both new account activations and expanding use within accounts already activated. We believe that Plaque Analysis utilization of eligible CCTAs will grow over time as physicians adopt it for a broader range of patients. Our Heartflow Plaque Analysis is indicated for patients with stenosis levels between 1% and 69%, and we believe approximately 60% of patients have this level of stenosis. Revenue cases generated from clinic or office-based accounts typically carry a lower pricing than hospital-based accounts. We expect the percentage of our revenue cases generated from clinic or office-based accounts to continue to increase over time. The percentage of our U.S. revenue cases attributable to office and clinic-based accounts was 36% and 32% for the three months ended September 30, 2026 and 2025, respectively, and 36% and 31% for the nine months ended September 30, 2026 and 2025, respectively.

While a single customer may include multiple accounts, no single customer accounted for 10% or more of our revenue during the three and nine months ended September 30, 2026 and 2025. However, the decision-making function for some of these accounts is concentrated in a relatively small number of customers, such that the loss of one customer could result in a disproportionate loss across our accounts. As we expand the adoption of the Heartflow Platform, we expect a majority of new accounts to come from new customers, decreasing our customer concentration risk.

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

Operating Expenses

Research and development

Research and development expenses are incurred in connection with the advancement of the Heartflow Platform with the goal to introduce products, features and improvements aimed at increasing the value proposition for our customers by expanding its applicability to additional disease states and patient populations. Research and development expenses consist primarily of engineering, product development, consulting services, clinical studies to develop and support our products, regulatory activities, medical affairs, and other costs associated with products and technologies that are in development. Research and development expenses consist of personnel and related expenses, including stock-based compensation costs, clinical trials, third-party consulting costs, the portion of the costs incurred by our production team to support clinical trials and research and development efforts, and allocated overhead, including facilities expenses, equipment and depreciation. Our research and development team is comprised of PhD research scientists with expertise in AI-based algorithms and medical imaging, alongside software engineers skilled in cloud architecture, AI algorithms, machine and deep learning and 3D visualization, as well as product managers and designers who ensure optimal customer experience and design. We record research and development expenses in the periods in which they are incurred. We expect our research and development expenses to increase as we conduct clinical studies for expanded indications for use or to expand the addressable market populations for our products and to hire additional personnel to develop new product offerings and product enhancements. For example, we expect enrollment to be underway across three randomized clinical trials focused on high-risk asymptomatic subpopulations to expand the addressable market for our products. Two of these trials began enrollment in the fourth quarter of 2026, with the third scheduled to start in early 2027.

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

We expect that our selling, general and administrative expenses will increase in the future as a result of expanding our operations, including hiring personnel, to both drive and support anticipated growth as well as various incremental costs associated with operating as a public company. We expect that our costs will increase related to legal, audit, accounting fees, consulting fees, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs. However, we expect selling, general and administrative expenses to decrease as a percentage of revenue primarily as, and to the extent that, our revenue grows.

Interest income (expense), net

Interest income (expense), net consists primarily of interest income earned on our cash, cash equivalents and investments, offset by interest expense on our 2024 Term Loan (as defined under “—Liquidity and Capital Resources” below) and related amortization of debt discount and debt issuance costs prior to its full repayment in August 2025.

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

Results of Operations

Comparison of Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Change
	2026	2025	$	%
Revenue	$72,857	$46,276	$26,581	57%
Cost of revenue	11,940	10,861	1,079	10%
Gross profit	60,917	35,415	25,502	72%
Operating expenses:
Research and development	29,487	17,297	12,190	70%
Selling, general and administrative	45,276	33,217	12,059	36%
Total operating expenses	74,763	50,514	24,249	48%
Loss from operations	(13,846)	(15,099)	1,253	(8)%
Interest income (expense), net	2,334	(1,726)	4,060	(235)%
Other income (expense), net	30	(34,000)	34,030	(100)%
Loss before provision for income taxes	(11,482)	(50,825)	39,343	(77)%
Provision for income taxes	(23)	(30)	7	(23)%
Net loss	$(11,505)	$(50,855)	$39,350	(77)%

Revenue

Revenue increased $26.6 million, or 57%, to $72.9 million during the three months ended September 30, 2026, compared to $46.3 million during the three months ended September 30, 2025. The increase in revenue was primarily attributable to a 89% increase in revenue case volume, partially offset by a reduction in average sales price due to a higher percentage of revenue cases generated from clinic and office-based accounts and an increase in volume rebates. Revenue case volume for the three months ended September 30, 2026, benefited from the continued commercialization and account adoption of Heartflow Plaque Analysis. This growth was driven in part by expanded reimbursement coverage under CPT code 75577, which became effective on January 1, 2026.

Cost of revenue and gross margin

Cost of revenue increased $1.0 million, or 10%, to $11.9 million during the three months ended September 30, 2026, compared to $10.9 million during the three months ended September 30, 2025. This increase was primarily attributable to an increase of $0.6 million in third-party hosting fees, an increase of $0.6 million due to a lower allocation of production team costs to clinical trials and research and development activities, and an increase of $0.1 million in royalties, partially offset by a decrease of $0.3 million in allocated overhead, a decrease of $0.2 million in personnel and related expenses and a net increase of $0.3 million in capitalized and amortized contract fulfillment costs. Personnel and related expenses included $0.2 million and $0.1 million of stock-based compensation costs during the three months ended September 30, 2026 and 2025, respectively. Gross margin for the three months ended September 30, 2026 increased to 84% as compared to 77% for the three months ended September 30, 2025. The gross margin increase during the three months ended September 30, 2026 was primarily attributable to increases in revenue case volume. We also benefited from the continued commercialization of Heartflow Plaque Analysis cases and from ongoing improvements in production team productivity driven by AI efficiency initiatives, partially offset by our continued investment in the hiring and training of additional personnel in our production team to support our increasing revenue case volume. Although we expect to continue to invest in the hiring and training of additional personnel in our production team, we expect our gross margin will continue to increase over the long term.

Research and development expenses

Research and development expenses increased $12.2 million, or 70%, to $29.5 million during the three months ended September 30, 2026, compared to $17.3 million during the three months ended September 30, 2025. The increase in research and development expenses was primarily attributable to an increase of $9.8 million in personnel and related expenses directly associated with an increase in headcount, increases of $0.7 million in consulting and professional fees, $0.7 million in third-party hosting fees, $0.7 million in allocated overhead, $0.3 million in capitalized internal-use software costs, $0.3 million in clinical trial expenses and $0.3 million in software-related costs, partially offset by a decrease of $0.6 million in the level of support provided by the production team to support clinical trials and research and development efforts. Personnel and related expenses included $2.7 million and $1.0 million of stock-based compensation costs during the three months ended September 30, 2026 and 2025, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $12.1 million, or 36%, to $45.3 million during the three months ended September 30, 2026, compared to $33.2 million during the three months ended September 30, 2025. The increase in selling, general and administrative expenses was primarily attributable to an increase of $8.5 million in personnel and related expenses directly associated with an increase in headcount, increases of $2.0 million in professional fees, including legal, audit and consulting fees, $1.3 million in net amortization of capitalized acquisition and commissions costs, $0.3 million in advertising and other promotional expenses, $0.2 million in computer hardware and software-related costs and $0.1 million in travel expenses, partially offset by a decrease of $0.5 million in direct and allocated facility and IT overhead costs. Personnel and related expenses included $4.7 million and $2.9 million of stock-based compensation costs for the three months ended September 30, 2026 and 2025, respectively.

Interest income (expense), net

Interest income (expense), net increased to income of $2.3 million during the three months ended September 30, 2026, compared to an expense of $1.7 million during the three months ended September 30, 2025. This change was mainly attributable to the repayment in full of our 2024 Term Loan in August 2025 and the conversion of our 2025 Convertible Notes (as defined under “—Liquidity and Capital Resources” below) to common stock upon our IPO in August 2025. Interest income during the three months ended September 30, 2026, was earned on our cash, cash equivalents and investments balances.

Other income (expense), net

Other income (expense), net increased to income of $30,000 during the three months ended September 30, 2026, compared to an expense of $34.0 million during the three months ended September 30, 2025. The three months ended September 30, 2025 included a $32.1 million charge from the remeasurement and recognition of the change in fair value related to our common stock warrant liability and a $6.4 million loss on extinguishment of debt related to the full repayment of our 2024 Term Loan in August 2025, partially offset by a $4.8 million benefit from the remeasurement and recognition of the change in fair value related to our derivative liability.

Provision for income taxes

Provision for income taxes was $23,000 for the three months ended September 30, 2026, compared to $30,000 for the three months ended September 30, 2025, which was related to our foreign taxes.

Comparison of Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,		Change
	2026	2025	$	%
Revenue	$189,526	$126,904	$62,622	49%
Cost of revenue	33,255	30,770	2,485	8%
Gross profit	156,271	96,134	60,137	63%
Operating expenses:
Research and development	77,368	46,253	31,115	67%
Selling, general and administrative	132,671	96,197	36,474	38%
Asset impairment charge	7,482	—	7,482	*
Total operating expenses	217,521	142,450	75,071	53%
Loss from operations	(61,250)	(46,316)	(14,934)	32%
Interest income (expense), net	7,100	(12,262)	19,362	(158)%
Other expense, net	(410)	(33,729)	33,319	(99)%
Loss before provision for income taxes	(54,560)	(92,307)	37,747	(41)%
Provision for income taxes	(68)	(89)	21	(24)%
Net loss	$(54,628)	$(92,396)	$37,768	(41)%

*:    Not Meaningful

Revenue increased $62.6 million, or 49%, to $189.5 million during the nine months ended September 30, 2026, compared to $126.9 million during the nine months ended September 30, 2025. The increase in revenue was primarily attributable to a 78% increase in revenue case volume, partially offset by a reduction in average sales price due to a higher percentage of revenue cases generated from clinic and office-based accounts and an increase in volume rebates. Revenue case volume for the nine months ended September 30, 2026, benefited from the continued commercialization and account adoption of Heartflow Plaque Analysis. This growth was driven in part by expanded reimbursement coverage under CPT code 75577, which became effective on January 1, 2026.

Cost of revenue and gross margin

Cost of revenue increased $2.5 million, or 8%, to $33.3 million during the nine months ended September 30, 2026, compared to $30.8 million during the nine months ended September 30, 2025. This increase was primarily attributable to an increase of $1.9 million in personnel and related expenses, increases of $1.3 million in third-party hosting fees, $0.5 million in royalties and a $0.4 million increase due to a lower allocation of production team costs to clinical trials and research and development activities, partially offset by a decrease of $0.1 million in computer hardware expenses and a net decrease of $1.4 million in capitalized and amortized contract fulfillment costs. Personnel and related expenses included $0.5 million and $0.2 million of stock-based compensation costs during the nine months ended September 30, 2026 and 2025, respectively. Gross margin for the nine months ended September 30, 2026 increased to 82% as compared to 76% for the nine months ended September 30, 2025. The gross margin increase during the nine months ended September 30, 2026 was primarily attributable to our increase in revenue case volume. We also benefited from the continued commercialization of Heartflow Plaque Analysis and from ongoing improvements in production team productivity driven by AI efficiency initiatives, partially offset by our continued investment in the hiring and training of additional personnel in our production team to support our increasing revenue case volume. Although we expect to continue to invest in the hiring and training of additional personnel in our production team, we expect our gross margin will continue to increase over the long term.

Research and development expenses

Research and development expenses increased $31.1 million, or 67%, to $77.4 million during the nine months ended September 30, 2026, compared to $46.3 million during the nine months ended September 30, 2025. The increase in research and development expenses was primarily attributable to an increase of $24.4 million in personnel and related expenses directly associated with an increase in headcount, increases of $2.2 million in consulting and professional fees, $1.8 million in allocated overhead, $1.3 million in third-party hosting fees, $0.7 million in software-related costs, $0.4 million in clinical trial expenses and $0.2 million in capitalized internal-use software, partially offset by a decrease of $0.4 million in the level of production team costs to support clinical trials and research and development efforts. Personnel and related expenses included $7.6 million and $1.9 million of stock-based compensation costs during the nine months ended September 30, 2026 and 2025, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $36.5 million, or 38%, to $132.7 million during the nine months ended September 30, 2026, compared to $96.2 million during the nine months ended September 30, 2025. The increase in selling, general and administrative expenses was primarily attributable to an increase of $25.7 million in personnel and related expenses directly associated with an increase in headcount, increases of $5.8 million in professional fees, including legal, audit and consulting fees, $1.7 million in computer hardware and software-related costs, $1.7 million in net amortization of capitalized acquisition and commissions costs, $1.2 million in advertising and other promotional expenses and $1.0 million in travel expenses, partially offset by a decrease of $1.4 million in direct and allocated facilities and IT overhead costs. Personnel and related expenses included $13.9 million and $6.6 million of stock-based compensation costs for the nine months ended September 30, 2026 and 2025, respectively.

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

Interest income (expense), net

Interest income (expense), net increased to income of $7.1 million during the nine months ended September 30, 2026, compared to an expense of $12.3 million during the nine months ended September 30, 2025. This change was mainly attributable to the repayment in full of our 2024 Term Loan in August 2025 and the conversion of our 2025 Convertible Notes to common stock upon our IPO in August 2025. Interest income during the nine months ended September 30, 2026, was earned on our cash, cash equivalents and investments balances.

Other expense, net

Other expense, net decreased to an expense of $0.4 million during the nine months ended September 30, 2026, compared to an expense of $33.7 million during the nine months ended September 30, 2025. The nine months ended September 30, 2025 included a $34.6 million charge from the remeasurement and recognition of the change in fair value related to our common stock warrant liability and a loss on extinguishment of debt of $6.4 million related to the full repayment of our 2024 Term Loan in August 2025, partially offset by a $7.3 million benefit from the remeasurement and recognition of the change in fair value related to our derivative liability. Other expense during the nine months ended September 30, 2026 was primarily from foreign exchange transaction losses.

Provision for income taxes

Provision for income taxes was $68,000 for the nine months ended September 30, 2026, compared to $89,000 for the nine months ended September 30, 2025, which was related to our foreign taxes.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2026, we had $253.0 million in cash, cash equivalents and investments and an accumulated deficit of $1.1 billion. Prior to our IPO, we primarily funded our operations with proceeds from sales of shares of our redeemable convertible preferred stock, common stock and convertible promissory notes, borrowings under our term loans and revenue received from our customers, which we expect to continue to be our primary source of future liquidity.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(38,358)	$(43,427)
Net cash provided by (used in) investing activities	9,350	(3,126)
Net cash provided by financing activities	15,647	286,093

Net cash used in operating activities

Net cash used in operating activities during the nine months ended September 30, 2026 was $38.4 million, attributable to a net loss of $54.6 million and a net change in operating assets and liabilities of $18.5 million, partially offset by non-cash charges of $34.8 million. The non-cash charges primarily consisted of an asset impairment charge of $7.5 million, $22.0 million in stock-based compensation expense, $4.0 million of depreciation and amortization, $3.2 million of amortization of right-of-use asset and $1.9 million accretion of discounts on investments. The increase in net operating assets was primarily due to an increase of $18.9 million in accounts receivable, a $5.5 million increase in prepaid expenses and other current assets, a $0.6 million increase in other non-current assets, an increase of $1.3 million in accounts payable, a $8.3 million increase in accrued expenses and other current liabilities, and a $3.3 million decrease in operating lease liabilities.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the nine months ended September 30, 2026 was $9.4 million, which consisted of $103.9 million in purchases of investments and $5.2 million in purchases of property and equipment, offset by $118.5 million in maturities of investments.

Net cash used in investing activities for the nine months ended September 30, 2025 was $3.1 million consisting of purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended September 30, 2026 was $15.6 million, which consisted primarily of proceeds from the exercise of stock options and purchases under our employee stock purchase plan.

Net cash provided by financing activities during the nine months ended September 30, 2025 was $286.1 million, consisting primarily of $332.8 million in net proceeds from our IPO, $72.8 million in net proceeds from the issuance of our 2025 Convertible Notes and $2.4 million in proceeds from the exercise of stock options, offset by a $115.1 million principal repayment under our 2024 Term Loan and $6.8 million in exit and prepayment penalty fees related to our 2024 Term Loan.

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

See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about our significant accounting policies and estimates used in the preparation of our condensed consolidated financial statements. There have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on March 18, 2026.

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

Interest rate risk

As of September 30, 2026, we had cash, cash equivalents and investments of $253.0 million, which consisted of bank deposits, money market funds, U.S. government securities, U.S. treasury bills, commercial paper, corporate bonds/notes, asset-backed securities and agency bonds/notes.

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

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents or our investments as of September 30, 2026. While we believe our cash, cash equivalents, and investments do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value.

Credit risk

Our cash and cash equivalents, which at times may exceed federally insured limits, are maintained with large financial institutions. As of the issuance date of the financial statements included in this report, we have not experienced any losses on our deposits and all of our cash deposits have been accessible to us. As of September 30, 2026, our cash equivalents and investments are invested in highly rated money market funds, U.S. treasury bills, U.S. government securities, commercial paper, corporate bonds/notes, asset-backed securities and agency bonds/notes. Uncertain financial markets, or a U.S. sovereign default or threat thereof, could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of securities in our investments could deteriorate and may have an adverse impact on the carrying value of these investments.

Our accounts receivable primarily relate to revenue from the sale of our products to medical providers. No customer represented 10% or more of our accounts receivable as of September 30, 2026 and December 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On October 22, 2026, we filed a patent infringement lawsuit against Elucid Bioimaging Inc. in the United States District Court for the District of Massachusetts. The complaint seeks permanent injunctive relief and damages arising from Elucid’s unauthorized and continued use of Heartflow’s patented technology and for misappropriation of Heartflow’s trade secrets. Heartflow asserts that Elucid’s Plaque-IQ and FFR-IQ products infringe four of Heartflow’s patents with priority dates from 2013 to 2016, protecting Heartflow innovations developed years before the introduction of any Elucid product.

On September 11, 2026, a current non-exempt hourly employee filed a putative class action complaint against the Company in the Superior Court of California for the County of Santa Clara (Case No. 26CV447812). The complaint alleges various violations of the California Labor Code and California Business and Professions Code (§ 17200, et seq.). The complaint seeks compensatory damages, statutory and civil penalties, restitution, statutory interest, and attorneys' fees and costs.

Separately, on September 14, 2026, the same employee submitted a notice to the California Labor & Workforce Development Agency expressing an intent to pursue representative civil penalties under the California Labor Code Private Attorneys General Act of 2004 (PAGA). The Company intends to defend itself against this and the class action claim described in the paragraph above. At this early stage of litigation, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or a range of potential loss, if any.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended September 30, 2026, three of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 (c) trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K as follows:

On September 15, 2026, John C.M. Farquhar, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 456,000 shares of our common stock. The duration of the trading arrangement is until January 28, 2028, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

On September 15, 2026, Vikram Verghese, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 110,895 shares of our common stock. The duration of the trading arrangement is until December 31, 2027, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

On September 15, 2026, Campbell D.K. Rogers, M.D., our Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 34,030 shares of our common stock. The duration of the trading arrangement is until March 31, 2027, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

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

HEARTFLOW, INC.

Date: November 12, 2026	By:	/s/ John C.M. Farquhar
John C.M. Farquhar
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Vikram Verghese
Vikram Verghese
Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2026	By:	/s/ Mhairi L. Jones
Mhairi L. Jones
Chief Accounting Officer
(Principal Accounting Officer)